Form 10QSB
period 2001-03-31
MAGNOLIA VENTURES INC
filed 2001-05-14
CIK 1096653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-31153

                             MAGNOLIA VENTURES, INC.
                         -------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                          88-0355504
   -------------------------------                            --------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


1105 Terminal Way, Suite 202 Century Park
              Reno, Nevada                                        89502
-----------------------------------------                        -------
(Address of principal executive offices)                        (Zip code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

           At March 31, 2001, there were outstanding 21,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                           3
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance Sheets                                                             4

    Statements of Income                                                       5

    Statements of Stockholders' Equity                                         6

    Statements of Cash Flows                                                   7

    Notes to Financial Statements                                           8-10
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Magnolia Ventures, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Magnolia Ventures, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period June 13, 1994 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Magnolia Ventures, Inc. (A Development Stage Company) as of December 31, 1999 were audited by other auditors whose has ceased operations and whose report dated February 28, 2000, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Ventures, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period June 13, 1994 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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

/s/ Kyle L. Tingle

Kyle L. Tingle
Certified Public Accountant

May 4, 2001
Henderson, Nevada

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       March 31,    December 31,
                                                          2001           2000
                                                       ---------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                 $     31       $     31
                                                        --------       --------

         Total current assets                           $     31       $     31
                                                        --------       --------

            Total assets                                $     31       $     31
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $  2,200       $      0
   Officers advances (Note 7)                             31,525         31,450
                                                        --------       --------

         Total current liabilities                      $ 33,725       $ 31,450
                                                        --------       --------


STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding:
       21,000,000 shares at December 31, 2000:          $              $ 21,000
       21,000,000 shares at March 31, 2001;               21,000
   Additional Paid In Capital                            (18,900)       (18,900)
   Accumulated deficit during development stage          (35,794)       (33,519)
                                                        --------       --------

         Total stockholders' equity                     $(33,694)      $(31,419)
                                                        --------       --------

            Total liabilities and
            stockholders' equity                        $     31       $     31
                                                        ========       ========


                 See Accompanying Notes to Financial Statements.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                             JUNE 13, 1994
                                           THREE MONTHS ENDED                      YEARS ENDED              (INCEPTION) TO
                                      MARCH 31,          MARCH 31,       DECEMBER 31,       DECEMBER 31,         MARCH 31,
                                           2001               2000               2000               1999              2001
                                   ------------       ------------       ------------       ------------    --------------
                                                      (UNAUDITED)
REVENUES                           $          0       $          0       $          0       $          0      $          0


COST OF REVENUE                               0                  0                  0                  0                 0
                                   ------------       ------------       ------------       ------------      ------------

  GROSS PROFIT                     $          0       $          0       $          0       $          0      $          0

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                 2,275             11,075             31,295                  0            36,450
                                   ------------       ------------       ------------       ------------      ------------
         OPERATING (LOSS)          $     (2,275)      $    (11,075)      $    (31,295)      $          0      $    (36,450)

NONOPERATING INCOME (EXPENSE)
  INTEREST INCOME                             0                  0                  0                  0               656
                                   ------------       ------------       ------------       ------------      ------------

  NET (LOSS)                       $     (2,275)      $    (11,075)      $    (31,295)      $          0      $    (35,794)
                                   ============       ============       ============       ============      ============

  NET (LOSS) PER SHARE, BASIC
    AND DILUTED (NOTE 2)           $      (0.00)      $      (0.00)      $      (0.00)      $       0.00      $      (0.00)
                                   ============       ============       ============       ============      ============

AVERAGE NUMBER OF SHARES
  OF COMMON STOCK
  OUTSTANDING                        21,000,000         21,000,000         21,000,000         21,000,000        21,000,000
                                   ============       ============       ============       ============      ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Accumulated
                                      Common Stock and Capital        (Deficit)
                                       In Excess of Par Value          During
                                     -------------------------       Development
                                      Shares           Amount           Stage
                                     ----------      ----------      ----------
Balance, December 31, 1998           21,000,000      $    2,100      $   (2,224)

Net (loss), December 31, 1999                                                 0
                                     ----------      ----------      ----------

Balance, December 31, 1999           21,000,000      $    2,100      $   (2,224)

Net (loss), December 31, 2000                                           (31,295)
                                     ----------      ----------      ----------

Balance, December 31, 2000           21,000,000      $    2,100      $  (33,519)

Net (loss) January 1, 2001 to
March 31, 2001                                                           (2,275)
                                     ----------      ----------      ----------

Balance, March 31, 2001              21,000,000      $    2,100      $  (35,794)
                                     ==========      ==========      ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            MAGNOLIA VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                 JUNE 13, 1994
                                         THREE MONTHS ENDED             YEARS ENDED             (INCEPTION) TO
                                      MARCH 31,      MARCH 31,   DECEMBER 31,   DECEMBER 31,         MARCH 31,
                                           2001           2000           2000           1999              2001
                                      ---------      ---------   ------------   ------------    --------------
CASH FLOWS FROM
OPERATING ACTIVITIES
    NET (LOSS)                         $ (2,275)      $(11,075)      $(31,295)      $      0          $(35,794)
    ADJUSTMENTS TO RECONCILE
    NET (LOSS) TO CASH
    (USED IN) OPERATING
    ACTIVITIES:
    CHANGES IN ASSETS
    AND LIABILITIES
    INCREASE IN ACCOUNTS PAYABLE          2,200              0              0              0             2,200
    INCREASE IN OFFICER ADVANCES             75         11,075         31,295              0            31,525
                                       --------       --------       --------       --------          --------

          NET CASH (USED IN)
             OPERATING ACTIVITIES      $      0       $      0       $      0       $      0          $ (2,100)
                                       --------       --------       --------       --------          --------

CASH FLOWS FROM
INVESTING ACTIVITIES                   $      0       $      0       $      0       $      0          $      0
                                       --------       --------       --------       --------          --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                  0              0              0              0             2,100
                                       --------       --------       --------       --------          --------

          NET CASH (USED IN)
             FINANCING ACTIVITIES      $     00       $      0       $      0       $      0          $  2,100
                                       --------       --------       --------       --------          --------

          NET INCREASE (DECREASE)
             IN CASH                   $      0       $      0       $      0       $      0          $     31

CASH, BEGINNING OF PERIOD                    31             31             31             31          $      0
                                       --------       --------       --------       --------          --------
CASH, END OF PERIOD                    $     31       $     31       $     31       $     31          $     31
                                       ========       ========       ========       ========          ========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


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

        CASH

        FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

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

        REPORTING ON COSTS FOR START-UP ACTIVITIES

        STATEMENT OF POSITION 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" WHICH PROVIDES GUIDANCE ON THE FINANCIAL REPORTING OF START-UP AND ORGANIZATION COSTS, REQUIRES MOST COSTS OF START- UP ACTIVITIES AND ORGANIZATION COSTS TO BE EXPENSED AS INCURRED. WITH THE ADOPTION OF SPO 98-5, THERE HAS BEEN LITTLE TO NO EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


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

        NET LOSS PER COMMON SHARE

        NET LOSS PER SHARE IS CALCULATED IN ACCORDANCE WITH SFAS NO. 128, "EARNINGS PER SHARE." THE WEIGHTED- AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING EACH PERIOD IS USED TO COMPUTE BASIC LOSS PER SHARE. DILUTED LOSS PER SHARE IS COMPUTED USING THE WEIGHTED AVERAGED NUMBER OF SHARES AND DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING. DILUTIVE POTENTIAL COMMON SHARES ARE ADDITIONAL COMMON SHARES ASSUMED TO BE EXERCISED.

        BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 21,000,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000

NOTE 3. INCOME TAXES

THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:

               NET OPERATING LOSS CARRY FORWARD      $ 35,794
               VALUATION ALLOWANCE                   $(35,794)
                                                     --------

               NET DEFERRED TAX ASSET                $      0

THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.

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

NOTE 6. WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.

NOTE 7. OFFICERS ADVANCES

THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.

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

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ............................................    None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .............................................    None

Item 3 -  Defaults by the Company on its
          Senior Securities ............................................    None

Item 4 -  Submission of Matter to Vote of Security
          Holders ......................................................    None

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

Dated: May 11, 2001                          MAGNOLIA VENTURES, INC.



                                             By: /s/ Peggy Melilli
                                                 -------------------------------
                                                 Peggy Melilli
                                                 President