Form 10QSB
period 2001-09-30
MAGNOLIA VENTURES INC
filed 2002-03-28
CIK 1096653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-31153

MAGNOLIA VENTURES, INC.

(Name of Small Business Issuer in its charter)

Nevada	88-0355504

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 Tropicana Ave., Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

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

At September 30, 2001, there were outstanding 21,000,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:     Yes [   ]     No [X]

PART I

Financial Information

Item 1. Financial Statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

Page #

ASSETS	3
LIABILITIES AND STOCKHOLDERS’ EQUITY	4
STATEMENT OF INCOME	5-6
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY	7
STATEMENT OF CASH FLOWS	8-9
NOTES TO FINANCIAL STATEMENTS	10-13

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET

ASSETS

	September 30	December 31
	2001	2000
	(Unaudited)	(Unaudited)

CURRENT ASSETS:	$31	$31

TOTAL CURRENT ASSETS:	$31	$31

OTHER ASSETS:	$0	$0

TOTAL OTHER ASSETS:	$0	$0

TOTAL ASSETS	$31	$31

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET

LIABILITIES AND STOCKHOLDERS EQUITY

	September 30	December 31
	2001	2000
	(Unaudited)	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$0	$0
Officers Advances (Note 7)	35,185	31,450

TOTAL CURRENT LIABILITIES	35,185	31,450

STOCKHOLDERS’ EQUITY:
COMMON STOCK, $.001 par value; authorized 25,000,000 shares; issued and outstanding:
December 31, 2000 — 21,000,000 shares		$21,000
September 30, 2001 — 21,000,000 shares	$21,000
ADDITIONAL PAID-IN CAPITAL	(18,900)	(18,900)
ACCUMULATED LOSS	(37,254)	(33,519)

TOTAL STOCKHOLDERS’ EQUITY	(35,154)	(31,419)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$31	$31

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF INCOME

	Three months ended		Nine months ended

	September 30	September 30	September 30	September 30
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	0	$0	0
Cost of Revenue	0	0	0	0

Gross Profit	$0	0	$0	0
General, Selling and Adminstrative	$2,585	500	$3,735	11,575

Operating (loss)	$(2,585)	(500)	$(3,735)	(11,575)
Nonoperating income (expense)	0	0	0	0

Net (loss)	$(2,585)	(500)	$(3,735)	(11,575)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	(0.00)	$(0.00)	(0.00)

Average number of shares of common stock outstanding	21,000,000	21,000,000	21,000,000	21,000,000

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF INCOME

	Years Ended		June 13, 1994
			(inception) to
	December 31	December 31	September 30
	2000	1999	2001
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	0	$0
Cost of Revenue	0	0	0

Gross Profit	$0	0	$0
General, Selling and Adminstrative	$31,295	0	$37,910

Operating(loss)	$(31,295)	0	$(37,910)
Nonoperating income (expense)
Interest Income	0	0	656

Net (loss)	$(31,295)	0	$(37,254)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	(0.00)	$(0.00)

Average number of shares of common stock outstanding	21,000,000	21,000,000	21,000,000

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

			Accumulated
	Common Stock and Capital		(Deficit)
	In Excess of Par Value		During
			Development
	Shares	Amount	Stage

Balance
December 31, 1998	21,000,000	$2,100	$(2,224)

Net (loss) year ended
December 31, 1999:			0

Balance
December 31, 1999:	21,000,000	$2,100	$(2,224)

Net loss year ended
December 31, 2000:			(31,295)

Balance
December 31, 2000:	21,000,000	$2,100	$(33,519)

Net (loss) January 1, 2001 to
September 30, 2001			(3,735)

Balance
September 30, 2001	21,000,000	$2,100	$(37,254)

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Three months ended		Nine months ended

	September 30	September 30	September 30	September 30
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net (Loss)	(2,585)	(500)	(3,735)	(11,575)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable
Increase in officer advances	2,585	500	3,735	11,575

Net cash (used in) operating activities:	0	0	0	0

Cash Flows from Investing Activities:	0	0	0	0

Cash Flows From Financing Activities:
Issuance of common stock	0	0	0	0

Net cash (used in) financing activities	0	0	0	0

Net increase (decrease) in cash	0	0	0	0
Cash, beginning of period	31	31	31	31

Cash, end of period	$31	$31	$31	$31

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Years Ended		June 13, 1994
			(inception) to
	December 31	December 31	September 30
	2000	1999	2001
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net (Loss)	(31,295)	0	(37,254)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0
Increase in officer advances	31,295	0	35,185

Net cash (used in) operating activities:	0	0	(2,069)

Cash Flows from Investing Activities:	0	0	0

Cash Flows From Financing Activities:
Issuance of common stock	0	0	2,100

Net cash (used in) financing activities	0	0	2,100

Net increase (decrease) in cash	0	0	31
Cash, beginning of period	31	31	0

Cash, end of period	$31	$31	$31

See accompanying notes to financial statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 1 — Nature of Business and Significant Accounting Policies

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

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statement of Cash Flows all highly liquid investments with maturity of less than three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001 and 2000, and December 31, 2000 and 1999.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax accounting. Temporary differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date on enactment.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities” which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company’s financial Statements.

Note 2 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On June 13, 1994, the Company issued 2,100 shares of its no par value common stock in consideration of $2,100 in cash.

On December 3, 1999, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On December 3, 1999 , the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 2,100 to 210,000. Prior period information has been restated to reflect the stock split.

On February 8, 2000 , the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 210,000 to 21,000,000. Prior period information has been restated to reflect the stock split.

Preferred stock

On February 8, 2000, the State of Nevada approved the Company’s restated Articles of Incorporation which created a new class of serial preferred stock, with a par value of $0.01. The Company has authorized 10,000,000 shares of Serial Preferred Stock. No shares of Serial Preferred Stock has been issued.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2001, 2000, 1999, and since inception. As of September 30, 2001 and 2000, December 31, 2000, 1999, and since inception, the Company had no dilutive potential common shares.

Note 3 — Income Taxes

There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of September 30, 2001 is as follows:

Net operating loss carry forward	$37,254
Valuation allowance	$(37,254)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4 — Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 5 — Related Party Transactions

The Company neither owns nor leases any real property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for resolution of such conflicts.

Note 6 — Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 — Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company currently has no business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination.

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

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in the Rights of the Company’s Security Holders

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

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

Item 6 — Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

(a)	No reports on Form 8-K were filed during the quarter for which the report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2002	MAGNOLIA VENTURES, INC.

By:	/s/ Peggy Melilli
Peggy Melilli President