Form 10QSB
period 2002-03-31
MAGNOLIA VENTURES INC
filed 2002-05-24
CIK 1096653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM_____________TO_____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /   /

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     At March 31, 2002, there were outstanding 21,000,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes /   / No /X/

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
CONTENTS

Independent Auditor’s Report

To the Board of Directors
Magnolia Ventures, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Magnolia Ventures, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2002, the year then ended December 31, 2001 and the period June 13, 1994 (inception) through March 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Magnolia Ventures, Inc. (A Development Stage Company) as of December 31, 2000 were audited by other auditors whose has ceased operations and whose report dated February 28, 2000, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Ventures, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2002, the year ended December 31, 2001, and the period June 13, 1994 (inception) through March 31, 2002, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

May 22, 2002
Henderson, Nevada

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS
Cash	$31	$31

Total current assets	$31	$31

Total assets	$31	$31

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,379	$0
Officers advances (Note 7)	36,506	36,506

Total current liabilities	$39,885	$36,506

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:
21,000,000 shares at December 31, 2001:	$	$21,000
21,000,000 shares at March 31, 2002;	21,000
Additional Paid In Capital	(18,900)	(18,900)
Accumulated deficit during development stage	(41,954)	(38,575)

Total stockholders’ equity	$(39,854)	$(36,475)

Total liabilities and stockholders’ equity	$31	$31

See Accompanying Notes to Financial Statements.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Three months ended		Years Ended		June 13, 1994
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Revenues	$0	$0	$0	$0	$0
Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0
General, selling and administrative expenses	3,379	2,275	5,056	31,295	42,610

Operating (loss)	$(3,379)	$(2,275)	$(5,056)	$(31,295)	$(42,610)
Nonoperating income (expense) Interest income	0	0	0	0	656

Net (loss)	$(3,379)	$(2,275)	$(5,056)	$(31,295)	$(41,954)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.00)

Average number of shares of common stock outstanding	21,000,000	21,000,000	21,000,000	21,000,000	21,000,000

See Accompanying Notes to Financial Statements.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
	Common Stock and Capital		(Deficit)
	In Excess of Par Value		During
			Development
	Shares	Amount	Stage

Balance, December 31, 1999	21,000,000	$2,100	$(2,224)
Net (loss), December 31, 2000			(31,295)

Balance, December 31, 2000	21,000,000	$2,100	$(33,519)
Net (loss) December 31, 2001			(5,056)

Balance, December 31, 2001	21,000,000	$2,100	$(38,575)
Net (loss), March 31, 2002			$(3,379)

Balance, March 31, 2002	21,000,000	$2,100	$(41,954)

See Accompanying Notes to Financial Statements.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended		Years Ended		June 13, 1994
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Cash Flows From Operating Activities
Net (loss)	$(3,379)	$(2,275)	$(5,056)	$(31,295)	$(41,954)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
Increase in accounts payable	3,379	2,200	0	0	3,379
Increase in officer advances	0	75	5,056	31,295	36,506

Net cash (used in) operating activities	$0	$0	$0	$0	$(2,069)

Cash Flows From Investing Activities	$0	$0	$0	$0	$0

Cash Flows From Financing Activities Issuance of common stock	0	0	0	0	2,100

Net cash (used in) financing activities	$	$0	$0	$0	$2,100

Net increase (decrease) in cash	$0	$0	$0	$0	$31
Cash, beginning of period	31	31	31	31	$0

Cash, end of period	$31	$31	$31	$31	$31

See Accompanying Notes to Financial Statements.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002, and December 31, 2001

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and December 31, 2001.

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
March 31, 2002, and December 31, 2001

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 21,000,000 during 2002, 2001, 2000, and since inception. As of March 31, 2002 and since inception, the Company had no dilutive potential common shares.

MAGNOLIA VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002, and December 31, 2001

Note 3. Income Taxes

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of March 31, 2002 is as follows:

Net operating loss carry forward	$41,954
Valuation allowance	$(41,954)

Net deferred tax asset	$0

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

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 — Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

          23.1  Consent of Kyle L. Tingle, CPA.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2002	MAGNOLIA VENTURES, INC.

	By:	/s/ Peggy Melilli

Peggy Melilli President