Form 10QSB
period 2002-06-30
MAGNOLIA VENTURES INC
filed 2002-08-14
CIK 1096653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-31153

                             MAGNOLIA VENTURES, INC.
                           ___________________________
                 (Name of Small Business Issuer in its charter)


                Nevada                                 88-0355504
   _______________________________                 ___________________
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


     6767 Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                89103
________________________________________                __________
(Address of principal executive offices)                (Zip Code)

                                       N/A
                                       ___
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At June 30, 2002, there were outstanding 21,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                  JUNE 30, 2002
                                DECEMBER 31, 2001

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                F-3 - F-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                            F-6 - F-7

   Notes to Financial Statements                                      F-8 - F-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Magnolia Ventures, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Magnolia Ventures, Inc. (A Development Stage Company) as of June 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001 and the period June 13, 1994 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Ventures, Inc. (A Development Stage Company) as of June 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended June 30, 2002, the six months ended June 30, 2002, the year ended December 31, 2001, and the period June 13, 1994 (inception) through June 30, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA. LLC

August 10, 2002
Henderson, Nevada


                   MAGNOLIA VENTURES, INC.
                (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS


                                                                June 30,     December 31,
                                                                    2002             2001
                                                           _____________     ____________

                           ASSETS

CURRENT ASSETS
     Cash                                                  $          31     $         31
                                                           _____________     ____________

            Total current assets                           $          31     $         31
                                                           _____________     ____________

                   Total assets                            $          31     $         31
                                                           =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                      $       5,045     $          0
     Officers advances (Note 7)                                   36,591           36,506
                                                           _____________     ____________

            Total current liabilities                      $      41,636     $     36,506
                                                           _____________     ____________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        21,000,000 shares at December 31, 2001:            $                 $     21,000
        21,000,000 shares at June 30, 2002;                       21,000
     Additional Paid In Capital                                  (18,900)         (18,900)
     Accumulated deficit during development stage                (43,705)         (38,575)
                                                           _____________     ____________

            Total stockholders' equity                     $     (41,605)    $    (36,475)
                                                           _____________     ____________

                   Total liabilities and
                   stockholders' equity                    $          31     $         31
                                                           =============     ============

See Accompanying Notes to Financial Statements.


                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                              Three months ended                   Six months ended
                                                            June 30,         June 30,          June 30,         June 30,
                                                                2002             2001              2002             2001
                                                       _____________     ____________     _____________     ____________

Revenues                                               $           0     $          0     $           0     $          0

Cost of revenue                                                    0                0                 0                0
                                                       _____________     ____________     _____________     ____________

           Gross profit                                $           0     $          0     $           0     $          0
General, selling and
   administrative expenses                                     1,751            1,460             5,130            3,735
                                                       _____________     ____________     _____________     ____________
           Operating (loss)                            $      (1,751)    $     (1,460)    $      (5,130)    $     (3,735)

Nonoperating income (expense)
   Interest income                                                 0                0                 0                0
                                                       _____________     ____________     _____________     ____________

   Net (loss)                                          $      (1,751)    $     (1,460)    $      (5,130)    $     (3,735)
                                                       =============     ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                $      (0.00)     $     (0.00)     $      (0.00)      $    (0.00)
                                                       =============     ============     =============     ============

   Average number of shares
   of common stock outstanding                            21,000,000       21,000,000        21,000,000       21,000,000
                                                       =============     ============     =============     ============



See Accompanying Notes to Financial Statements.


                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                           June 13, 1994
                                                                                 Year ended               (inception) to
                                                                         December 31,      December 31,         June 30,
                                                                                 2001              2000             2002
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0

General, selling and
   administrative expenses                                                      5,056            31,295           44,361
                                                                         ____________     _____________     ____________
           Operating (loss)                                              $     (5,056)    $     (31,295)    $    (44,361)

Nonoperating income (expense)
   Interest income                                                                  0                 0              656
                                                                         ____________     _____________     ____________

   Net (loss)                                                            $     (5,056)    $     (31,295)    $    (43,705)
                                                                         ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                                  $     (0.00)      $     (0.00)     $     (0.00)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                             21,000,000        21,000,000       21,000,000
                                                                         ============     =============     ============


See Accompanying Notes to Financial Statements.



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Accumulated
                                                                                                            (Deficit)
                                                                       Common Stock and Capital              During
                                                                       In Excess of Par Value              Development
                                                                      ______________________________          Stage
                                                                           Shares        Amount
                                                                      ______________________________     _____________


Balance, December 31, 1998                                               21,000,000    $       2,100     $      (2,224)

Net (loss), December 31, 1999                                                                                        0
                                                                      _____________    _____________     _____________

Balance, December 31, 1999                                               21,000,000    $       2,100     $      (2,224)

Net (loss), December 31, 2000                                                                                  (31,295)
                                                                      _____________    _____________     _____________

Balance, December 31, 2000                                               21,000,000    $       2,100     $    (33,519)

Net (loss), December 31, 2001                                                                                  (5,056)
                                                                      _____________    _____________     _____________

Balance, December 31, 2001                                              21,000,000     $       2,100     $    (38,575)

Net (loss) January 1, 2002 to
June 30, 2002                                                                                                  (5,130)
                                                                      _____________    _____________     _____________

Balance, June 30, 2002                                                  21,000,000     $       2,100     $    (43,705)
                                                                      =============    =============     =============




See Accompanying Notes to Financial Statements.



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                            Three months ended                  Six months ended
                                                          June 30,         June 30,          June 30,         June 30,
                                                              2002             2001              2002             2001
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                       $      (1,751)    $     (1,460)    $      (5,130)    $     (3,735)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                             1,666              385             5,045            2,585
    Increase in officer advances                                85            1,075                85            1,150
                                                     _____________     ____________     _____________     ____________

         Net cash (used in)
            operating activities                     $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Investing Activities                                 $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                     0                0                 0                0
                                                     _____________     ____________     _____________     ____________

         Net cash (used in)
            financing activities                     $                 $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

         Net increase (decrease)
            in cash                                  $           0     $          0     $           0     $          0

Cash, beginning of period                                       31               31                31               31
                                                     _____________     ____________     _____________     ____________
Cash, end of period                                  $          31     $         31     $          31     $         31
                                                     =============     ============     =============     ============



See Accompanying Notes to Financial Statements.


                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                         June 13, 1994
                                                                                Year ended              (inception) to
                                                                       December 31,      December 31,         June 30,
                                                                               2001              2000             2002
                                                                       ____________     _____________     ____________

Cash Flows From
Operating Activities
    Net (loss)                                                         $     (5,056)    $     (31,295)    $    (43,705)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                                                  0                 0            5,045
    Increase in officer advances                                              5,056            31,295           36,591
                                                                       ____________     _____________     ____________

         Net cash (used in)
            operating activities                                       $          0     $           0     $     (2,069)
                                                                       ____________     _____________     ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                                      0                 0            2,100
                                                                       ____________     _____________     ____________

         Net cash (used in)
            financing activities                                       $          0     $           0     $      2,100
                                                                       ____________     _____________     ____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $         31

Cash, beginning of period                                                        31                31     $          0
                                                                       ____________     _____________     ____________
Cash, end of period                                                    $         31     $          31     $         31
                                                                       ============     =============     ============


See Accompanying Notes to Financial Statements.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 21,000,000 during 2002, 2001, 2000, and since inception. As of June 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

                  Net operating loss carry forward       $           43,705
                  Valuation allowance                    $          (43,705)
                                                         __________________

                  Net deferred tax asset                 $                0

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


Item III. Qualitative and Quantitative Disclosures About Market Risk.

          The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..........................................................None

Item 5 -  Other Information

          (a)      Board Meeting

          The board held one meeting during the current quarter, which was a special meeting.

          The board of directors has not established an audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish an audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

Item 6 -  Exhibits and Reports on Form 8-K

          The following exhibits are filed with this report:

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          23.1  Consent of Auditor

          99.1 Certification of Chief Executive Officer and Chief Financial Officer


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002                   MAGNOLIA VENTURES, INC.



                                         By: /s/ PEGGY MELILLI
                                             _________________
                                             Peggy Melilli
                                             President