Form 10QSB
period 2002-09-30
MAGNOLIA VENTURES INC
filed 2002-11-13
CIK 1096653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-31153

                             MAGNOLIA VENTURES, INC.
                             _______________________
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

                                       N/A
                              ______________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At September 30, 2002, there were outstanding 21,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                             MAGNOLIA VENTURES, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                         F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors Magnolia Ventures, Inc. Las Vegas, Nevada


I have audited the accompanying balance sheets of Magnolia Ventures, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001 and the period June 13, 1994 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Ventures, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the three months ended September 30, 2002, the nine months ended September 30, 2002, the year ended December 31, 2001, and the period June 13, 1994 (inception) through September 30, 2002, in conformity with generally accepted accounting principles.

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




Kyle L. Tingle, CPA. LLC

November 6, 2002
Henderson, Nevada



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                       September 30,      December 31,
                                                                                                2002             2001
                                                                                       _____________     _____________


                           ASSETS

CURRENT ASSETS
     Cash                                                                              $          31     $          31
                                                                                       _____________     _____________

            Total current assets                                                       $          31     $          31
                                                                                       _____________     _____________

                   Total assets                                                        $          31     $          31
                                                                                       =============     =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  $       1,166     $           0
     Officers advances (Note 7)                                                               41,361            36,506
                                                                                       _____________     _____________

            Total current liabilities                                                  $      42,527     $      36,506
                                                                                       _____________     _____________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        21,000,000 shares at December 31, 2001:                                        $                 $      21,000
        21,000,000 shares at September 30, 2002;                                              21,000
     Additional Paid In Capital                                                              (18,900)          (18,900)
     Accumulated deficit during development stage                                            (44,596)          (38,575)
                                                                                       _____________     _____________

            Total stockholders' equity                                                 $     (42,496)    $     (36,475)
                                                                                       _____________     _____________
                   Total liabilities and
                   stockholders' equity                                                $          31     $          31
                                                                                       =============     =============



See Accompanying Notes to Financial Statements.



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                             Three months ended                  Nine months ended
                                                       September 30,     September 30,    September 30,     September 30,
                                                                2002             2001              2002             2001
                                                       -------------     ------------     -------------     ------------

Revenues                                               $           0     $          0     $           0     $          0

Cost of revenue                                                    0                0                 0                0
                                                       -------------     ------------     -------------     ------------

           Gross profit                                $           0     $          0     $           0     $          0

General, selling and
   administrative expenses                                       891            1,321             6,021            5,056
                                                       -------------     ------------     -------------     ------------
           Operating (loss)                            $        (891)    $     (1,321)    $      (6,021)    $     (5,056)

Nonoperating income (expense)
   Interest income                                                 0                0                 0                0
                                                       -------------     ------------     -------------     ------------

   Net (loss)                                          $        (891)    $     (1,321)    $      (6,021)    $     (5,056)
                                                       =============     ============     =============     ============
   Net (loss) per share, basic
   and diluted (Note 2)                                $      (0.00)     $     (0.00)     $      (0.00)     $      (0.00)
                                                       =============     ============     =============     ============

   Average number of shares
   of common stock outstanding                            21,000,000       21,000,000        21,000,000       21,000,000
                                                       =============     ============     =============     ============



See Accompanying Notes to Financial Statements.



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                           June 13, 1994
                                                                                  Year ended              (inception) to
                                                                         December 31,      December 31,    September 30,
                                                                                 2001              2000             2002
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0

General, selling and
   administrative expenses                                                      5,056            31,295           45,252
                                                                         ____________     _____________     ____________

           Operating (loss)                                              $     (5,056)    $     (31,295)    $    (45,252)

Nonoperating income (expense)
   Interest income                                                                  0                 0              656
                                                                         ____________     _____________     ____________


   Net (loss)                                                            $     (5,056)    $     (31,295)    $    (44,596)
                                                                         ============     =============     ============


   Net (loss) per share, basic
   and diluted (Note 2)                                                  $      (0.00)    $       (0.00)    $      (0.00)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                             21,000,000        21,000,000       21,000,000
                                                                         ============     =============     ============







See Accompanying Notes to Financial Statements.



                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                           Accumulated
                                                                                                            (Deficit)
                                                                         Common Stock and Capital            During
                                                                          In Excess of Par Value           Development
                                                                      ______________________________
                                                                           Shares        Amount                Stage
                                                                      ______________________________     _____________



Balance, December 31, 1998                                               21,000,000    $       2,100     $      (2,224)

Net (loss), December 31, 1999                                                                                        0
                                                                      _____________    _____________     _____________

Balance, December 31, 1999                                               21,000,000    $       2,100     $      (2,224)

Net (loss), December 31, 2000                                                                                  (31,295)
                                                                      _____________    _____________     _____________

Balance, December 31, 2000                                               21,000,000    $       2,100     $     (33,519)

Net (loss), December 31, 2001                                                                                   (5,056)
                                                                      _____________    _____________     _____________


Balance, December 31, 2001                                               21,000,000    $       2,100     $     (38,575)

Net (loss) January 1, 2002 to
September 30, 2002                                                                                              (6,021)
                                                                      _____________    _____________     _____________

Balance, September 30, 2002                                              21,000,000    $       2,100     $     (44,596)
                                                                      =============    =============     =============




See Accompanying Notes to Financial Statements.


                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                           Three months ended                  Nine months ended
                                                     September 30,     September 30,    September 30,    September 30,
                                                              2002             2001              2002             2001
                                                     _____________     ____________     _____________     ____________


Cash Flows From
Operating Activities
    Net (loss)                                       $        (891)    $     (1,321)    $      (6,021)    $     (5,056)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 (3,879)          (1,849)            1,166              736
    Increase in officer advances                             4,770            3,170             4,855            4,320
                                                     _____________     ____________     _____________     ____________

         Net cash (used in)
            operating activities                     $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Investing Activities                                 $           0     $          0     $           0     $          0
                                                     _____________     ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                     0                0                 0                0
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
                                                     =============     ============     =============     ============



See Accompanying Notes to Financial Statements.



                                              MAGNOLIA VENTURES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS


                                                                                                         June 13, 1994
                                                                                Year ended               (inception) to
                                                                       December 31,      December 31,     September 30,
                                                                               2001              2000             2002
                                                                       ____________     _____________     ____________


Cash Flows From
Operating Activities
    Net (loss)                                                         $     (5,056)    $     (31,295)    $    (44,596)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                                                  0                 0            1,166
    Increase in officer advances                                              5,056            31,295           41,361
                                                                       ____________     _____________     ____________

         Net cash (used in)
            operating activities                                       $          0     $           0     $     (2,069)
                                                                       ____________     _____________     ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                                      0                 0            2,100
                                                                       ____________     _____________     ____________

         Net cash (used in)
            financing activities                                       $          0     $           0     $      2,100
                                                                       ____________     _____________     ____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $         31

Cash, beginning of period                                                        31                31     $          0
                                                                       ____________     _____________     ____________
Cash, end of period                                                    $         31     $          31     $         31
                                                                       ============     =============     ============



See Accompanying Notes to Financial Statements.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 21,000,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

                  Net operating loss carry forward    $           44,596
                  Valuation allowance                 $          (44,596)
                                                      -------------------

                  Net deferred tax asset              $                0

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


Item III. Qualitative and Quantitative Disclosures About Market Risk.

         The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 -.Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

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

Item 6 -  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

         23.1   Consent of Auditor
         99.1   Written Certification of Chief Executive Officer
         99.2   Written Certification of Chief Financial Officer


                          SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002             MAGNOLIA VENTURES, INC.



                                     By:/s/ PEGGY MELILLI
                                        _________________
                                        Peggy Melilli
                                        President



                                     By:/s/ DENNIS MELILLI
                                        __________________
                                        Dennis Melilli
                                        Chief Financial Officer

                                  CERTIFICATION


I, Peggy Melilli, as the Chief Executive Officer of Magnolia Ventures, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnolia Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                            /s/ PEGGY MELILLI
                                                    ___________________________
                                                        Peggy Melilli
                                                        Chief Executive Officer
                                                        Magnolia Ventures, Inc.

                                  CERTIFICATION

I, Dennis Melilli, as the Chief Financial Officer of Magnolia Ventures, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnolia Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                            /s/ DENNIS MELILLI
                                                    ___________________________
                                                        Dennis Melilli
                                                        Chief Financial Officer
                                                        Magnolia Ventures, Inc.