Form 10-K
period 2002-12-31
AP HENDERSON GROUP
filed 2003-04-15
CIK 1096653

                          U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-31153


                               AP HENDERSON GROUP
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Nevada                                           88-0355504
----------------------------------------------    ------------------------------
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         600 Wilshire Blvd., Suite 1252
         Los Angeles, California                         90017
----------------------------------------------    ------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (213) 538-1203
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:



         TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
         TO BE SO REGISTERED                     EACH CLASS IS TO BE REGISTERED

                  None                           N/A
----------------------------------------------   -------------------------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 11, 2003 was approximately $7,898,471.

The number of shares of the registrant's common stock outstanding as of April 11, 2003 was 45,000,002.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

ITEM 1.  BUSINESS.

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, AP HENDERSON VENTURES, A NEVADA CORPORATION, AND JINGBO CHEMICAL (BO XING) CO., LTD., A CHINESE FOREIGN DIRECT INVESTMENT ENTERPRISE.

         ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, THE FINANCIAL INFORMATION AS OF DECEMBER 31, 2002, 2001 AND 2000 AND SEPTEMBER 30, 2002 HAVE BEEN CONVERTED INTO UNITED STATES DOLLARS AT THE NOON BUYING RATE IN NEW YORK CITY ON SUCH DATES AS CERTIFIED FOR CUSTOMS PURPOSES BY THE FEDERAL RESERVE BANK OF NEW YORK OF (US$1.00 = RMB 8.2773 AS OF DECEMBER 31, 2002, = RMB 8.2766 AS OF DECEMBER 31, 2001, = RMB 8.2774 AS OF DECEMBER 31, 2000 AND = RMB 8.2772 AS OF SEPTEMBER 30, 2002). NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

         ALL SHARE INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO GIVE EFFECT TO A 1.875 FOR ONE SPLIT OF OUR COMMON STOCK EFFECTIVE AS OF FEBRUARY 11, 2003.

         THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS, WITHOUT LIMITATION, REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS: (1) EXPECTED REVENUE AND EARNINGS GROWTH; (2) ESTIMATES REGARDING THE SIZE OF TARGET MARKETS; AND (3) REGULATION OF OUR INDUSTRIES AND MARKETS BY THE CHINESE GOVERNMENT. THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO: (1) OUR ABILITY TO PURCHASE CRUDE OIL FROM LOCAL SUPPLIERS IN SUFFICIENT QUANTITIES, (2) OUR ABILITY TO OBTAIN GOVERNMENT APPROVAL TO IMPORT CRUDE OIL AS WE DESIRE, AND
(3) DISRUPTION OF OUR MARKETS AND INDUSTRIES BY CHINA'S ENTRY INTO THE WORD TRADE ORGANIZATION.

         OVERVIEW

         AP Henderson Group, via our wholly-owned subsidiary, Jingbo Chemical (Bo Xing) Company Ltd., is engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the People's Republic of China ("PRC"). We are one of the largest independent petroleum refiners and suppliers of transportation fuels, fuel oil, liquefied petroleum gas (LPG), oxidized asphalt and other petrochemical products in the Shandong province of the PRC. Our agrochemical division is a major manufacturer and supplier of insecticide, fungicide, herbicide and other agrochemical products in the eastern and northeastern parts of China.

         We own and operate a combined petrochemical and agrochemical refinery. Our refinery is located in Chen Hu Town, Bo Xing County, Shandong Province, 256505, People's Republic of China and occupies a total area of 335,000 square meters. The facility has a combined crude oil primary distillation throughput capacity of approximately 1,300,000 tons per year. Our refinery has a complex configuration that enables us to process lower cost sour and heavy sour crude oil, thus providing us with a cost advantage. We are an independent petrochemical refinery operator, which means that we do not produce crude oil nor do we conduct the retail sale or marketing our refined products. We sell our refined petrochemical products on a wholesale basis primarily in the Shandong and neighboring provinces. We also manufacture and sell seven lines of agrochemical products. Our agrochemical products are sold in 18 provinces of the People's Republic of China, Asian Pacific regions and Africa. In the nine months ended September 30, 2002, we had total revenue of RMB718.36 million (US$ 86.79 million) with a net profit of RMB32.62 million (US$ 3.94 million).

         BUSINESS DEVELOPMENT

         We were organized as a Nevada corporation on June 13, 1994 under the name Magnolia Ventures, Inc. for the purpose of listing our securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. We conducted no operations from the date of our organization until January 2003, other than the pursuit and analysis of suitable business acquisitions.

         On January 15, 2003, we were the subject of a reverse acquisition by AP Henderson Ventures, a Nevada corporation ("AP Ventures"), pursuant to which we acquired all of the outstanding capital shares of AP Ventures in exchange for a controlling interest in our common shares. At the time of the reorganization, AP Ventures was known as AP Henderson Group and wholly-owned by Richard Henry. Pursuant to a share purchase agreement dated January 15, 2003 between Peggy Melilli, Dennis Melilli, and Sherri Lynn Cooper, our former officers and directors, on the one hand, and Mr. Henry, on the other hand, Mr. Henry purchased an aggregate of 33,429,465 shares of our outstanding common stock. The share purchase agreement also provided that the Melillis and Ms. Cooper would resign as directors and officers and be replaced with Mr. Henry and Richard Lui. Immediately after the close of the share purchase agreement, Mr. Henry entered into a separate securities purchase agreement with us whereby he sold all of the outstanding capital shares of AP Ventures to us in consideration of our issuance of 5,625,000 shares of common stock to Mr. Henry. Following the close of these transactions, AP Ventures changed its corporate name from AP Henderson Group to AP Henderson Ventures and we changed our corporate name from Magnolia Ventures, Inc. to AP Henderson Group.

         AP Ventures was organized on December 31, 2002 for the purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. ("Jingbo"), a Chinese foreign direct investment enterprise wholly-owned by Mr. Henry. On December 31, 2002, Mr. Henry transferred all of the capital shares of Jingbo to AP Ventures in exchange for AP Ventures' issuance of a total of 10,000 common shares. AP Ventures conducted no operations or acquired any assets or liabilities from the date of its organization to time of its acquisition of Jingbo.

         Jingbo was formed by Mr. Henry in 2002 for the purpose of acquiring certain operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the PRC. Jingbo acquired the operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited on December 31, 2002, immediately prior to AP Ventures' acquisition of the capital shares of Jingbo.

         From the dates of their inception to January 15, 2003, neither Jingbo nor AP Ventures conducted any operations or engaged in any capital transactions apart from Jingbo's acquisition of the assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, and AP Ventures' subsequent acquisition of the capital shares of Jingbo. As a result, the financial statements filed as part of this report for purposes of reporting the acquisition of AP Ventures are those of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited.

         Our executive offices are located at 600 Wilshire Blvd., Suite 1252, Los Angeles, California 90017; telephone number (213) 538-1203.

         INDUSTRY SEGMENTS

         We are engaged in two business segments, namely the manufacturing and sale of petrochemical and agrochemical products. See Note 23 to the audited financial statements of Shandong Jingbo Petrochemical Company Limited and Affiliates as of and for the years ended December 31, 2000 and 2001 and Note 23 to the unaudited combined financial statements of Shandong Jingbo Petrochemical Company Limited and Affiliates as of and for the nine months ended September 30, 2002 for the financial information concerning our segment operations.

         PETROCHEMICAL DIVISION

         GENERAL. Our petrochemical division has over ten lines of products including gasoline, diesel, liquefied petroleum gas (LPG), fuel oil, propylene, solvent naphta, oxidized asphalt and other petrochemical products. In recent years, we have made significant capital investments in facility expansions and upgrades to improve product quality to meet evolving market demand and environmental requirements in China. During the year ended December 31, 2002 through February 2003, our capital expenditures for our refining and marketing segment was RMB 900 million (US$10.9 million). These capital expenditures were incurred primarily in connection with upgrading our atmospheric vacuum distillation units from the previous annual capacity of 300,000 tons to 1,300,000 tons. We also enhanced our processing technologies and methods. These efforts have enabled us to process substantial volumes of both light sour and heavy sour crude oil. On a company-wide basis, our heavy sour crude oil processing capacity is approximately 21% of the current throughput. We also completed the upgrade of the processing capabilities of each our heavy oil catalytic cracking units, heavy oil viscosity reduction units, solvent oil unit, gas separation units, gasoline etherealization units and asphalt units.

         PETROCHEMICAL PRODUCTS. The principal refined products of our petrochemical division include:

o LIGHT DIESEL. Our principal refinery products are distillate fuels, including light diesel and domestic heating oil. Our light diesel is a distillate fuel oil used in compression-ignition engines. It has appropriate viscosity, good fluidity, good physical chemistry capability and appropriate cetane ratio at low temperature.

o FUEL OIL. Our fuel oil is a refined petroleum product used as a fuel for home or industrial heating and utility boilers. The fuel oil is of high fuel quality, high combustion quality and good corrosion resistance.

o UNLEADED GASOLINE. We refine unleaded gasolines with octane ratings of 90 and 93. Our gasolines are used for spark ignition engines blended to meet the requirements of modern automotive engines. They have a high octane rating, good resistant to deflagrate capability and good stability.

o LIQUEFIED PETROLEUM GAS (LPG). The LPG is propane, butane, or propane-butane mixtures derived from crude oil refining. It is predominantly used as a domestic and commercial heating fuel. It may be suitable for automotive applications.

o PROPYLENE. The propylene is a very important base chemical for the chemical and plastic industries.

o OXIDIZED ASPHALT. The oxidized asphalt is used as a bonding agent in road building, and in numerous industrial applications, including the manufacture of roofing.

o SOLVENT NAPHTA. Solvent Naphta is used primarily as a paint solvent, cleaning fluid, and blendstock in gasoline production.

         The table below sets forth our annual production (tons) of diesel, fuel oil, gasoline and liquefied petroleum gas (LPG) for the twelve months ended December 31, 2000 and 2001 and for the nine months ended 2002.




                                                               Nine Months
                        Twelve Months Ended December 31,          Ended
                        --------------------------------       September 30,
                             2000             2001                 2002
                        ---------------   --------------      ----------------

            Diesel          95,467           97,182               129,583
            Fuel Oil        80,663           80,378               102,119
            Gasoline        58,856           65,702               90,613
            LPG             10,230           10,879               21,805


         OUTSOURCING OF CRUDE OIL. We purchase our crude oil primarily from The China National Petroleum Corporation ("CNPC") and The China Petroleum and Chemical Corporation ("Sinopec"), who together are the dominant producers and refiners of crude oil in the PRC. We receive an allocation of crude oil from CNPC and Sinopec pursuant to the PRC government's annual crude oil allocation plan. CNPC and Sinopec set their crude oil median prices each month based on the average Singapore market FOB prices for crude oil of different grades in the previous month plus an amount equal to the customs duties payable on the import of crude oil. In addition, CNPC and Sinopec negotiate a premium or discount to reflect transportation costs, the differences in oil quality and market supply and demand. The State Development Planning Commission will mediate if CNPC and Sinopec cannot agree on the amount of premium or discount.

         At the present time, we are not able to import crude oil from sources outside of the PRC. The import and export of crude oil and refined products is subject to quota and licensing control by the government of the PRC. Currently, only a small number of companies have licenses to import and export crude oil and refined products. The PRC's Ministry of Foreign Trade and Economic Cooperation is responsible for issuing import and export licenses for products subject to quotas. We have applied to the Ministry of Foreign Trade and Economic Cooperation for a license to import up to 1 million tons of crude oil per year. If we obtain the license, of which there is no assurance, we expect it will be for an initial term of 12 months and subject to annual renewal. In part as a result of the PRC's entry into the WTO, we expect that the PRC government will eventually lift its restrictions that prohibit the direct sale of crude oil and natural gas by foreign companies in China.

         MARKETING AND DISTRIBUTION. We sell our refined products on an unbranded basis to approximately 380 distributors and retailers through our own product distribution system and an extensive third-party owned product distribution system. We have not entered into any supply or production agreements and all refined products are sold at prevailing market prices for immediate delivery at our refinery. We do not transport our refined products.

         AGROCHEMICAL DIVISION

         GENERAL. Our agrochemical division manufactures and sells a diverse line of products over three product lines, namely insecticides, fungicides and herbicides. We manufacture these products in the forms of base ingredients (technical) and concentrates, including suspension concentrates, wettable powders and emulsifiable concentrates. We also specialize in the manufacturing of other related environmentally safe products.

         The agrochemical division is equipped with a tebufenozide technical unit with an annual production capacity of 200 tons, an emamectin benzoate technical unit with an annual production capacity of 50 tons. We utilize leading technology in producing suspension concentrates, which reaches an annual production capacity of 10,000 tons. We have also independently developed the methodology of processing of water dispersible granule, which enables us to process insecticide, herbicide and fungicide products into various atomic sizes. We also have an annual processing capacity of 10,000 tons of emulsifiable concentrate, 2,000 tons of wettable powder concentrate and 500 tons of water dispersible granule.

         AGRICULTURAL CHEMICAL PRODUCTS. The principal chemical products of the agrochemical division include, insecticides, fungicides and herbicides. They are sub-divided into base ingredients (Technical) and concentrates. The concentrates include suspension concentrate, wettable powder and emulsifiable concentrate. The table below set out a summary of our agricultural chemical product lines:

       Name                       Type                   Usage
--------------------------------------------------------------------------------
Emamectin Benzoate            Insecticide       It provides good control of
                                                Lepidoptera such as cabbage
                                                worms, soybean worms, cotton
                                                bollworms, tobacco worms,
                                                cabbage armyworms, tobacco
                                                cutworms, apple leaf rollers. It
                                                is especially effective against
                                                beet armyworms and diamondback
                                                moths on vegetables, tea,
                                                tobacco, fruit trees and
                                                cottons.

Tebufenozide                  Insecticide       It is an ecdysone agonist that
                                                acts by binding to the receptor
                                                site of the insect molting
                                                hormone ecdysone. Tebufenozide
                                                is used to control most of the
                                                lepidopteron insects such as
                                                beet armyworms, cabbage
                                                armyworms, tortricid, pine cater
                                                pillar, and etc. It can be
                                                applied to cabbage, cauliflower,
                                                beet, soybean, cotton, tea,
                                                tobacco and fruit trees.

Quizalofop-p-ethyl            Herbicide         Quizalofop-p-ethyl is a highly
                                                efficient, low toxic, systemic
                                                and selective post-emergence
                                                herbicide. It is used to control
                                                annual grass weeds such as wild
                                                oats, barnyard grass, green
                                                bristlegrass, golden
                                                bristlegrass, common crab grass,
                                                hairy bristlegrass, goose grass,
                                                wire grass, equal aqlopecurus,
                                                Indian love grass and Chinese
                                                sprangleton. osegrass wiregrass,
                                                equal alopecurus, India
                                                lovergrass, Chinese sprangletop
                                                and perennial gramineous weeds.
                                                It can be applied to bermuda
                                                grass, lalang grass, common
                                                reed, potatoes, soybeans, sugar
                                                beets, peanuts, cotton, flax,
                                                vegetables and fruit trees.

Pyrimethanil                  Fungicide         Pyrimethanil is an
                                                anilinopyrimidine fungicides
                                                with low toxicity and high
                                                performance. It is used to
                                                control gray mould on vines,
                                                fruit (such as strawberries,
                                                apples and pears), vegetables
                                                (such as tomatoes and cucumbers)
                                                and ornamentals.

         THE PRC OIL AND GAS INDUSTRY (1)

         China's economic development over the last two decades has resulted in steady growth in total energy and petroleum demand. Even though the Asian financial crisis in 1997 has resulted in an overall slowdown in Asian economies, China has been able to sustain robust growth compared with the rest of Asia. The growth has been primarily fueled by government spending program in China. China currently is the world's third largest oil consumer, behind the United States and Japan. Consumption of petroleum products totaled 4.975 million barrels per day ("bbl/d") in 2001, up from 4.796 million bbl/d in 2000. The total U.S. demand for petroleum was 19.649 million barrels per day in 2001, down from
19.701 million bbl/d in 2000. The total Japan demand for petroleum was 5.421 million bbl/d in 2001, down from 5.528 million bbl/d in 2000. China is expected to surpass Japan as the second largest world oil consumer within the next decade and reach a consumption level of 10.5 million bbl/d by 2020, making it a major player in the world oil market.


----------------------
(1) Information contained in this section has been extracted from the Energy Information Administration/International Energy Annual 2001 and Energy Information Administration/International Energy Outlook 2002.

         China's petroleum industry has undergone major changes in recent years. In 1998, the Chinese government reorganized most state owned oil and gas assets into two vertically integrated firms, the CNPC and Sinopec. Before the restructuring, CNPC had been engaged mainly in oil and gas exploration and production, while Sinopec had been engaged in refining and distribution of petroleum products. In 1998, the Chinese government ordered an asset swap which transferred some exploration and production assets to Sinopec and some refining and distribution assets to CNPC. This created two regionally focused firms, The primary market of CNPC are in the northern and western parts of China, while Sinopec's primary market is in the southern part of China. Other major state owned firms in China include the China National Offshore Oil Corporation ("CNOOC"), which handles offshore exploration and production and accounts for more than 10% of China's domestic crude production, and China National Star Petroleum, a new company which was created in 1997.

         The three largest Chinese oil and gas firms, CNPC, Sinopec and CNOOC, all have successfully carried out initial public offerings of stock within the last few years, bringing in billions of dollars in foreign capital. CNPC separated out most of its high quality assets into a subsidiary called CNPC in early 2000, and carried out its IPO of a minority interest on both the Hong Kong and New York stock exchanges in April 2000. The IPO raised over $3 billion, with BP p.l.c. being the largest purchaser at 20% of the shares offered. Sinopec carried out its IPO in New York and Hong Kong in October 2000, raising about $3.5 billion. Like the IPO of CNPC, only a minority stake of 15% was offered. About $2 billion of this amount was purchased by three international oil giants, ExxonMobil, BP, and Shell. After an earlier failed IPO attempt in September 1999, CNOOC eventually carried out its IPO of a 27.5% stake in February 2001. Shell bought a large block of shares valued at around $200 million.

         Effective December 11, 2001, the PRC has become a member of the World Trade Organization. Since joining the WTO, China has implemented major market reforms including a reduction in tariffs for oil markets, permission for non-state crude oil imports (8.28 million tons for 2002), and the establishment of petroleum product import quota (22 million tons for 2002). Further liberalizations are scheduled, including the elimination of petroleum product import quota (2004) and the liberalization of retail (2005) and wholesale markets (2007). As the Chinese petroleum market expands, competition among major domestic companies such as CNPC and Sinopec, as well as with foreign companies, including major oil companies, are expected to intensify.

REGULATION

         OVERVIEW. China's oil and gas industry is subject to extensive regulation by the PRC government with respect to a number of aspects of exploration, production, transmission and marketing of crude oil and natural gas as well as production, transportation and marketing of refined products and chemical products. The following central government authorities exercise control over various aspects of China's oil and gas industry:

         o The State Economic and Trade Commission has the industry administration and policy coordination authority over China's oil and gas industry. It is also responsible for setting import and export quotas for crude oil and refined products on the basis of overall supply and demand for crude oil and refined products in China as well as the WTO requirements for China.

         o The Ministry of Land and Resources has the authority for granting, examining and approving oil and gas exploration and production licenses, the administration of registration and transfer of exploration and production licenses.

         o The Ministry of Foreign Trade and Economic Cooperation has the authority to examine and approve production sharing contracts and Sino-foreign equity and cooperative joint venture contracts. It is also responsible for issuing import and export licenses for crude oil and refined products to oil and gas companies once they have obtained import or export quotas from the State Economic and Trade Commission.

         o        The State Development Planning Commission:

                  o determines mandatory minimum volumes and applicable prices of natural gas to be supplied to certain fertilizer producers;
                  o publishes guidance prices for natural gas and retail median guidance prices for certain refined products, including gasoline and diesel;
                  o approves investment and finance projects exceeding certain capital expenditure amounts; and
                  o approves Sino-foreign equity and cooperative projects exceeding certain capital amounts.

         IMPORTATION OF CRUDE OIL. The import and export of crude oil and refined products is subject to quota and licensing control in China. Currently, only a small number of State authorized companies have licenses to import and export crude oil and refined products. The State Economic and Trade Commission sets import and export quotas for crude oil and refined products by taking into account the supply and demand in China as well as the WTO requirements for China. The Ministry of Foreign Trade and Economic Cooperation is responsible for issuing import and export licenses for products subject to quotas. Upon receiving quota allocation, refining companies or enterprises can import crude oil through State-authorized import companies.

         We have applied to the PRC government for right to import up to 1 million tons of crude oil per year. If we obtain the license, of which there is no assurance, we expect it will be for an initial term of 12 months and subject to annual renewal. In part as a result of the PRC's entry into the WTO, we expect that the PRC government will eventually lift its restrictions that prohibit the direct sale of crude oil and natural gas by foreign companies in China.

         ENVIRONMENTAL REGULATION. Together with all other chemical refineries in the PRC, we are subject to numerous national, regional and local environmental laws and regulations concerning our petrochemical and agrochemical refinery operations. In particular, these laws and regulations:

         o require an environmental evaluation report to be submitted and approved prior to the commencement refining and chemical projects;

         o restrict the type, quantities, and concentration of various substances that can be released into the environment in connection with refinery activities; and

         o impose criminal and civil liabilities for pollution resulting from petrochemical and agrochemical operations.

         These laws and regulations may also restrict air emissions and discharges to surface and subsurface water resulting from the operation of natural gas processing plants, chemical plants, refineries, pipeline systems and other facilities that we own. In addition, our operations may be subject to laws and regulations relating to the generation, handling, storage, transportation, disposal and treatment of waste materials.

         The State Environmental Protection Bureau sets national environmental protection standards and local environmental protection bureaus may set stricter local standards. The PRC national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, require the payment of fines for serious violations and provide that the PRC national and local governments may at their own discretion close or suspend any facility which fails to comply with orders requiring it to cease or cure operations causing environmental damage.

         We are not currently involved in any environmental claims and believes that our environmental protection systems and facilities are adequate for us to comply with applicable national and local environmental protection regulations.

         EXCHANGE CONTROL. The Renminbi currently is not a freely convertible currency. We receive all of our revenues in Renminbi. Under the existing foreign exchange regulations in China, we may undertake current account foreign exchange transactions, including the payment of dividends, without prior approval from the State Administration of Foreign Exchange by producing commercial documents evidencing such transactions, provided that they are processed through Chinese banks licensed to engage in foreign exchange transactions. The PRC government has stated publicly that it intends to make the RMB freely convertible in the future. However, uncertainty exists as to whether the PRC government may restrict access to foreign currency for current account transactions if foreign currency becomes scarce in the PRC. We are not aware of any other PRC laws, decrees or regulations that restrict the export or import of capital or that affect the remittance of dividends, interest or other payments to non-resident holders.

COMPETITION

         The market for refined petrochemical products in the PRC is dominated by CNPC and Sinopec. Together, CNPC and Sinopec account for a approximately 90% of the sales of all refined petrochemical products in the PRC. Our refinery and chemical plant is located in the northeastern region of China where the dominant market share for refined products and chemical products is held by CNPC. In addition to CNPC and Sinopec, there are approximately 54 petrochemical refinery operations in the PRC, among which we are one of the largest. We compete directly with all Sinopec, CNPC and several of the smaller refineries on the basis of price, quality and customer service. We expect that we will continue to face competition from, among other competitors, CNPC and Sinopec in increasing our refined products and chemical products sales throughout the PRC.

         We also face competition from imported refined products and chemical products on the basis of price and quality. As a result of China's entry into the WTO, we expect that competition from foreign producers of refined products and chemical products may increase as tariff and non-tariff barriers for imported refined products and chemical products will be reduced or eliminated over time, including the opening over time of retail and wholesale markets in China for refined products and chemical products to foreign competition. Our ability to compete with foreign producers of refined products and chemical products will depend on our ability to reduce our production costs and improve the quality of our products.

PATENTS AND TRADEMARKS

         We have applied for 11 patents in the PRC for various proprietary chemical formulas developed by our agrochemical division.

RESEARCH AND DEVELOPMENT

         We incurred research and development expenses of RMB 4,192,000 (US$21,745) for twelve months ended December 31, 2001 and RMB 2,917,000 (US$352,413) for the nine months ended September 30, 2002. Research and development expenses were incurred primarily by our agrochemical division and related to development of new agrochemical products.

EMPLOYEES

         As of the date of this report, we employ approximately 1,050 employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our Chinese refinery operations and executive offices are located in Chen Hu Town, Bo Xing County, Shandong Province, 256505, People's Republic of China. The refinery and executive offices consist of 335,000 square meters, of which 322,120 square meters consist of refinery plant and factories, and 12,880 square meters consist of multi-level office space. Under the current land ownership system in the PRC, private ownership of real property is not allowed. However, we have acquired from the PRC the exclusive rights to use, at no cost to us, the land upon which our facilities are located for periods ranging from 41 to 50 years.

         Our executive offices in the United States are located in Los Angeles, California and consist of approximately 500 square feet, which we lease on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither our company nor our property are subject to any pending legal proceedings, other than routine litigation incidental to our business

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         MARKET INFORMATION

         We have applied to list our common stock on the American Stock Exchange. Our common stock has been listed on the OTC Bulletin Board since October 9, 2002. However, as of the date of this report our common stock has not commenced active trading. We believe that our common stock will not commence active trading until such time as we obtain a listing on the AMEX.

         HOLDERS

         As of April 11, 2003, there were 411 record holders of our common stock.

         DIVIDENDS

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. All of our revenues are denominated in Renminbi. The Renminbi currently is not a freely convertible currency. The PRC government has stated publicly that it intends to make the RMB freely convertible in the future. However, uncertainty exists as to whether the PRC government may restrict access to foreign currency for purposes of conducting upstream dividends from our Chinese operating subsidiary to our publicly held parent corporation. Any such restrictions could limit our ability to declare or pay dividends on our common stock.

         SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2002, we conducted no sales of unregistered shares of our securities.

         EQUITY COMPENSATION PLANS

         The following table sets forth certain information as of December 31, 2002 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------
Equity  compensation plan                None                           N/A                           N/A
approved by shareholders

Equity  compensation plan                None                           N/A                           N/A
not approved by shareholders


ITEM 6.  SELECTED FINANCIAL DATA.

                            SUMMARY STATEMENT OF OPERATIONS DATA:

                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)

                                                                              NINE MONTHS ENDED
                                    YEAR ENDED DECEMBER 31,                     SEPTEMBER 30,
                              ------------------------------------          -----------------------
                                  2000                   2001                        2002
                              -------------           ------------          -----------------------
Net sales            RMB           557,479       RMB      509,280      RMB         718,249
Gross sales                          9,493                 44,897                   53,372
Net income                           1,481                 30,166                   32,616

Pro forma net income                 1,481                 30,166                   32,616
Basic and diluted
  net income per share                 .03                    .67                      .73
Weighted average
  shares outstanding                45,000                 45,000                   45,000

                                 SUMMARY BALANCE SHEET DATA:

                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)
                                                                                                       AS OF
                                                         AS OF DECEMBER 31,                        SEPTEMBER 30,
                                                 ------------------------------------          -----------------------
                                                     2000                   2001                        2002
                                                 -------------           ------------          -----------------------

Working capital                         RMB         27,957          RMB     7,647         RMB         183,371
Total assets                                       117,924                 259,220                    482,068
Long-term debt (net of current
portions)                                            -0-                     -0-                      190,811
Stockholders' equity                                85,300                 90,051                     124,057


         The above summary financial information has been prepared on a pro form basis to give effect to our reverse acquisition by AP Henderson Ventures effected on January 15, 2003 and the 1.875 for one forward split of our common stock effected on February 11, 2003 as if both events had occurred as of January 1, 2000. The summary results of operations and financial condition are those of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited. See Notes to Pro Forma Financial Statements on page F-61.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         AS NOTED BELOW, WE DID NOT CONDUCT ANY OPERATIONS DURING THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2000, 2001 OR 2002. HOWEVER, WE HAVE FILED ELSEWHERE IN THE REPORT THE HISTORICAL FINANCIAL STATEMENTS OF THE PETROCHEMICAL AND AGROCHEMICAL REFINERY OPERATIONS ACQUIRED BY US ON JANUARY 15, 2003, INCLUDING A BALANCE SHEET AS SEPTEMBER 30, 2002 AND STATEMENTS OF INCOME FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

         THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RELATES TO THE OPERATIONS AND FINANCIAL CONDITION REPORTED IN THE FINANCIAL STATEMENTS OF OUR ACQUIRED ASSETS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS OF SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATES AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 AND THE UNAUDITED COMBINED FINANCIAL STATEMENTS OF SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATES AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND RELATED NOTES INCLUDED IN THIS REPORT.

BACKGROUND

         We are engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the People's Republic of China ("PRC"). We are one of the largest independent petroleum refiners and suppliers of transportation fuels, fuel oil, liquefied petroleum gas (LPG), oxidized asphalt and other petrochemical products in the Shandong province of the PRC. Our agrochemical division is a major manufacturer and supplier of insecticide, fungicide, herbicide and other agrochemical products in the eastern and northeastern parts of China.

         We own and operate a combined petrochemical and agrochemical refinery. Our refinery is located in Chen Hu Town, Bo Xing County, Shandong Province, 256505, People's Republic of China and occupies a total area of 335,000 square meters. The facility has a combined crude oil primary distillation throughput capacity of approximately 1,300,000 tons per year. Our refinery has a complex configuration that enables us to process lower cost sour and heavy sour crude oil, thus providing us with a cost advantage. We are an independent petrochemical refinery operator, which means that we do not produce crude oil nor do we conduct the retail sale or marketing our refined products. We sell our refined petrochemical products on a wholesale basis primarily in the Shandong and neighboring provinces. We also manufacture and sell seven lines of agrochemical products. Our agrochemical products are sold in 18 provinces of the People's Republic of China, Asian Pacific regions and Africa.

REORGANIZATION

         We were organized as a Nevada corporation on June 13, 1994 under the name Magnolia Ventures, Inc. for the purpose of listing our securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. We conducted no operations from the date of our organization until January 2003, other than the pursuit and analysis of suitable business acquisitions.

         On January 15, 2003, we were the subject of a reverse acquisition by AP Henderson Ventures, a Nevada corporation ("AP Ventures"), pursuant to which we acquired all of the outstanding capital shares of AP Ventures in exchange for a controlling interest in our common shares. Following the close of the transactions, AP Ventures changed its corporate name from AP Henderson Group to AP Henderson Ventures and we changed our corporate name from Magnolia Ventures, Inc. to AP Henderson Group.

         AP Ventures was organized on December 31, 2002 for the purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. ("Jingbo"), a Chinese foreign direct investment enterprise. On December 31, 2002, AP Ventures acquired all of the capital shares of Jingbo. Jingbo was formed in 2002 for the purpose of acquiring certain operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the PRC. Jingbo acquired the operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited on December 31, 2002, immediately prior to AP Ventures' acquisition of the capital shares of Jingbo.

         From the dates of their inception to January 15, 2003, neither Jingbo nor AP Ventures conducted any operations or engaged in any capital transactions apart from Jingbo's acquisition of the assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, and AP Ventures' subsequent acquisition of the capital shares of Jingbo. As a result, the financial statements filed as part of this report for purposes of reporting the acquisition of AP Ventures are those of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited.

RESULTS OF OPERATIONS

         TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2001

         REVENUES. Revenues for the twelve months ended December 31, 2001 decreased by RMB48.469 million (US$5.82 million) or 8.6% from the prior twelve months ended December 31, 2000.

         OPERATING EXPENSES. Operating Expenses for the twelve months ended December 31, 2001 decreased by RMB83.61 million (US$10.10 million) or 15.3% from the prior twelve months ended December 31, 2000.

         GROSS PROFIT. Gross profit for the twelve months ended December 31, 2001 decreased by RMB35.41 million (US$4.27 million) or 21% from the prior twelve months ended December 31, 2000.

         NET INCOME. Net income for the twelve months ended December 31, 2001 increased by RMB28.69 million (US$3.47 million) or 95.1% from the prior twelve months ended December 31, 2000.

         TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Revenues for the nine months ended September 30, 2002 increased by RMB208.9 million (US$25.3 million) or 41% over the twelve month period ended December 31, 2000.

         OPERATING EXPENSES. Operating Expenses for the nine months ended September 30, 2002 increased by RMB200.5 million (US$24.2 million) or 43% over the twelve month period ended December 31, 2001.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2002 increased by RMB8.5 million (US$1 million) or 15.9% over the twelve month period ended December 31, 2001.

         NET INCOME. Net income for the nine months ended September 30, 2002 increased by RMB2.45 million (US$296,000) or 7.5% over the twelve month period ended December 31, 2001.

BACKLOG

         We sell our refined products on a purchase order basis rather than through long-term contracts. Because we typically ship product within 30 days of order and customers may cancel or reschedule deliveries, we do not consider backlog to be a reliable indicator of future financial results.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were RMB26,198 million (US$3.165 million) for the nine months ended September 30, 2002, compared to RMB23.538 million (US$2.844 million) provided by operating activities in the fiscal year ended December 31, 2001.

         Cash flows provided by investing activities were a negative RMB62.604 million (US$7.563 million) for the nine months ended September 30, 2002, compared to a negative RMB41.702 million (US$5.039 million) provided by investing activities in the twelve months ended September 30, 2002.

         We have a US$ 23.1 million line-of-credit agreement with Central Bank. We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

CRITICAL ACCOUNTING POLICIES

         REVENUES

         Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized as when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

         EXPENSES

         Expenses are recognized during the period in which they are incurred.

         INVENTORY

         Inventory is stated at the lower of cost or market value. The method of determining cost is used consistently from year to year at each entity level and varies among first-in-first-out and weighted average cost.

         INVESTMENT IN AN EQUITY AFFILIATE

         Investment in an affiliated entity in which we have the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting capital between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, our shares of the investee's earnings or losses are included in the consolidated statements of income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

         We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in non-interest bearing accounts. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. As of September 30, 2002, our bank debt consisted of RMB 190.84 million (US$23.1 million) of indebtedness bearing interest at the prime rate announced by the Central Bank of China from time to time. An increase in lending rates of 1% would cause our interest expense to increase by US$231,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

AP HENDERSON GROUP (FORMERLY KNOWN AS MAGNOLIA VENTURES, INC.)

Report of Independent Certified Public Accountants...........................F-1
Balance Sheets at December 31, 2002 and 2001 ................................F-2
Statements of Income for the years ended December 31, 2002, 2001 and 2000 and cumulative from inception (June 13, 1994) to December 31, 2002 ........F-3
Statements of Shareholders' Equity
  from inception (June 13, 1994) to December 31, 2002 .......................F-4
Statements of Cash Flows for the years ended December 31, 2002, 2001 and
  2000 and cumulative from inception (June 13, 1994) to December 31, 2002 ...F-5
Notes to Financial Statements ...............................................F-6

SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED, SHANDONG JINGBO AGROCHEMICAL COMPANY LIMITED AND SHANDONG BOXING LU NONG CHEMICAL COMPANY LIMITED

Report of Independent Certified Public Accountants ..........................F-9

Combined Balance Sheets as of December 31, 2000 and 2001 ...................F-10

Combined Statements of Income for the years
  ended December 31, 2000 and 2001 .........................................F-11

Combined Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000 and 2001 ...........................F-12

Combined Statements of Cash Flows for the years
  ended December 31, 2000 and 2001 .........................................F-13

Notes to Combined Financial Statements .....................................F-15

         INTERIM FINANCIAL STATEMENTS

Unaudited Combined Balance Sheet as of September 30, 2002 ..................F-34

Unaudited Combined Statement of Income for the nine months
  ended September 30, 2002 .................................................F-35

Unaudited Combined Statement of Changes in Shareholders' Equity
  for the nine months ended September 30, 2002 .............................F-36

Unaudited Combined Statements of Cash Flows for the nine months ended September 30, 2002 .................................................F-37

Notes to Unaudited Combined Financial Statements ...........................F-38

         UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS OF AP HENDERSON GROUP (FORMERLY KNOWN AS MAGNOLIA VENTURES, INC.), SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED, SHANDONG JINGBO AGROCHEMICAL COMPANY LIMITED AND SHANDONG BOXING LU NONG CHEMICAL COMPANY LIMITED

Notes to Unaudited Pro Forma Consolidated Financial Statements .............F-61

Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2002 ....F-62

Unaudited Pro Forma Consolidated Statements of Income for the nine months ended September 30, 2002 .................................................F-63

Unaudited Pro Forma Consolidated Statements of Income for the year ended December 31, 2001 ..................................................F-64

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Magnolia Ventures, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Magnolia Ventures, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period June 13, 1994 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Ventures, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended, and the period June 13, 1994 (inception) through December 31, 2002, in conformity with generally accepted accounting principles.

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


/s/ Kyle L. Tingle, CPA. LLC

Kyle L. Tingle, CPA. LLC

January 14, 2003
Henderson, Nevada


                                 MAGNOLIA VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS


                                                           December 31,    December 31,
                                                               2002            2001
                                                           -------------   -------------

                                          ASSETS

CURRENT ASSETS
    Cash                                                   $         31    $         31
                                                           -------------   -------------
         Total current assets                              $         31    $         31
                                                           -------------   -------------
              Total assets                                 $         31    $         31
                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                      $          0    $          0
     Officers advances (Note 7)                                  43,504          36,506
                                                           -------------   -------------
          Total current liabilities                        $     43,504    $     36,506
                                                           -------------   -------------

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        21,000,000 shares at December 31, 2001:            $         --    $     21,000
        21,000,000 shares at December 31, 2002;                  21,000              --
     Additional Paid In Capital                                       0               0
     Accumulated deficit during development stage               (64,473)        (57,475)
                                                           -------------   -------------
          Total stockholders' equity                       $    (43,473)   $    (36,475)
                                                           -------------   -------------
              Total liabilities and stockholders' equity   $         31    $         31
                                                           =============   =============


See Accompanying Notes to Financial Statements.

                                           F-2

                                    MAGNOLIA VENTURES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF INCOME

                                                                               June 13, 1994
                                                Year ended                     (inception) to
                                December 31,    December 31,    December 31,    December 31,
                                    2002             2001            2000            2002
                                -------------   -------------   -------------   -------------
Revenues                        $          0    $          0    $          0    $          0

Cost of revenue                            0               0               0               0
                                -------------   -------------   -------------   -------------
     Gross profit               $          0    $          0    $          0    $          0

General, selling and
  administrative expenses              6,998           5,056          31,295          46,229
                                -------------   -------------   -------------   -------------
        Operating (loss)        $     (6,998)   $     (5,056)   $    (31,295)   $    (46,229)

Nonoperating income (expense)
  Interest income                          0               0               0             656
                                -------------   -------------   -------------   -------------
  Net (loss)                    $     (6,998)   $     (5,056)   $    (31,295)   $    (45,573)
                                =============   =============   =============   =============

Net (loss) per share, basic
and diluted (Note 2)            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                =============   =============   =============   =============
Average number of shares
of common stock outstanding       21,000,000      21,000,000      21,000,000      21,000,000
                                =============   =============   =============   =============





See Accompanying Notes to Financial Statements.

                                             F-3

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                    Accumulated
                                         Common Stock and Capital    (Deficit)
                                          In Excess of Par Value      During
                                       ---------------------------  Development
                                          Shares         Amount        Stage
                                       ------------   ------------  ------------

Balance, December 31, 1998              21,000,000    $    21,000   $   (21,124)

Net (loss), December 31, 1999                                                 0
                                       ------------   ------------  ------------
Balance, December 31, 1999              21,000,000    $    21,000   $   (21,124)

Net (loss), December 31, 2000                                           (31,295)
                                       ------------   ------------  ------------
Balance, December 31, 2000              21,000,000    $    21,000   $   (52,419)

Net (loss), December 31, 2001                                            (5,056)
                                       ------------   ------------  ------------
Balance, December 31, 2001              21,000,000    $    21,000   $   (57,475)

Net (loss), December 31, 2002                                            (6,998)
                                       ------------   ------------  ------------
Balance, December 31, 2002              21,000,000    $    21,000   $   (64,473)
                                       ============   ============  ============








See Accompanying Notes to Financial Statements.


                                         MAGNOLIA VENTURES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS


                                                                                          June 13, 1994
                                                                             Year ended   (inception) to
                                               December 31,   December 31,   December 31,    June 30,
                                                   2002           2001           2000          2002
                                               ------------   ------------   ------------   ------------
Cash Flows From
Operating Activities
   Net (loss)                                  $    (6,998)   $    (5,056)   $   (31,295)   $   (45,573)
   Adjustments to reconcile net (loss)
     to cash (used in) operating activities:
       Changes in assets and liabilities
       Increase in accounts payable                      0              0              0              0
       Increase in officer advances                  6,998          5,056         31,295         43,504
                                               ------------   ------------   ------------   ------------
          Net cash (used in)
            operating activities               $         0    $         0    $         0    $    (2,069)
                                               ------------   ------------   ------------   ------------
Cash Flows From
Investing Activities                           $         0    $         0    $         0    $         0
                                               ------------   ------------   ------------   ------------
Cash Flows From
Financing Activities
   Issuance of common stock                              0              0              0          2,100
                                               ------------   ------------   ------------   ------------
          Net cash (used in)
            financing activities               $         0    $         0    $         0    $     2,100
                                               ------------   ------------   ------------   ------------
          Net increase (decrease)
            in cash                            $         0    $         0    $         0    $        31

Cash, beginning of period                               31             31             31    $         0
                                               ------------   ------------   ------------   ------------
Cash, end of period                            $        31    $        31    $        31    $        31
                                               ============   ============   ============   ============









See Accompanying Notes to Financial Statements.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
-------------------

Magnolia Ventures, Inc. ("Company") was organized June 13, 1994 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

A summary of the Company's significant accounting policies is as follows:
-------------------------------------------------------------------------

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

Cash
----

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002, 2001, and 2000.

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

Reporting on costs for start-up activities
------------------------------------------

Statement of Position 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company's financial statements.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 2.  STOCKHOLDERS' EQUITY

Common stock
------------

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

On December 3, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 2,100 to 210,000. Prior period information has been restated to reflect the stock split

On February 8, 2000, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 210,000 to 21,000,000. Prior period information has been restated to reflect the stock split

Preferred stock
---------------

On February 8, 2000, the State of Nevada approved the Company's restated Articles of Incorporation which created a new class of serial preferred stock, with a par value of $0.01. The Company has authorized 10,000,000 shares of Serial Preferred Stock. No shares of Serial Preferred Stock has been issued.

Net loss per common share
-------------------------

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 21,000,000 during 2002, 2001, 2000, and since inception. As of December 31, 2002, 2001, and 2000, and since inception, the Company had no dilutive potential common shares.

                             MAGNOLIA VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2002 is as follows:

                  Net operating loss carry forward            $       45,573
                  Valuation allowance                         $      (45,573)
                                                              ---------------
                  Net deferred tax asset                      $            0
                                                              ===============

The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------




To the Shareholders and Board of Directors
SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
(Incorporated in the People's Republic of China with limited liability) Boxing, Shandong Province, People's Republic of China

We have audited the accompanying combined balance sheets of Shandong Jingbo Petrochemical Company Limited and Affiliate (the "Company"), as of December 31, 2000 and 2001, and the related combined statements of income, shareholders' equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Shandong Jingbo Petrochemical Company Limited and Affiliate as of December 31, 2000 and 2001, and of the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
Las Vegas, Nevada
January 24, 2003



                SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                                  COMBINED BALANCE SHEETS
                              AS OF DECEMBER 31, 2000 AND 2001


                                                      2000          2001           2001
                                                     RMB'000       RMB'000       US$'000
                                                   -----------   -----------   -----------
ASSETS
Current assets
    Cash and cash equivalents                          67,981        79,512         9,607
    Accounts receivable, net                            1,289         1,581           191
    Due from related parties                            4,340        30,797         3,721
    Inventory                                          81,968        71,498         8,638
    Prepaid expenses and other current assets          26,563        27,198         3,286
                                                   -----------   -----------   -----------
      Total current assets                            182,141       210,586        25,443

Property, plant and equipment, net                     90,152       112,941        13,646
Investment in an equity affiliate                      21,100        21,100         2,549
Intangible and other assets, net                        5,664         5,088           615
Deferred tax assets                                        --         5,345           646
                                                   -----------   -----------   -----------

      Total assets                                    299,057       355,060        42,899
                                                   ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities           80,826        62,075         7,473
    Short-term debts                                   28,850        61,850         7,500
    Due to related parties                             31,459        34,333         4,148
    Dividends payable                                      --        18,154         2,194
    Income taxes payable                                2,167         2,536           306
    Other taxes payable                               127,341       140,660        16,995
    Deferred tax liabilities                              214            --            --
                                                   -----------   -----------   -----------
      Total current liabilities                       270,857       319,608        38,616
                                                   -----------   -----------   -----------

      Total liabilities                               270,857       319,608        38,616

Minority interests                                         19         2,513           303
                                                   -----------   -----------   -----------

Shareholders' equity
    Paid-in capital                                    47,081        47,051         5,685
    Accumulated deficit                               (19,162)      (18,827)       (2,275)
    Statutory common funds                                262         4,715           570
                                                   -----------   -----------   -----------
      Total shareholders' equity                       28,181        32,939         3,980
                                                   -----------   -----------   -----------

      Total liabilities and shareholders' equity      299,057       355,060        42,899
                                                   ===========   ===========   ===========


                                           F-10


                       SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                                      COMBINED STATEMENTS OF INCOME
                                     AS OF DECEMBER 31, 2000 AND 2001

                                                                2000            2001            2001
                                                              RMB'000         RMB'000         US$'000
                                                           -------------   -------------   -------------
REVENUES
    Sales and other operating revenues                          557,479         509,322          61,537

OPERATING EXPENSES
    Purchases, services and other                               464,283         383,876          46,381
    Employee compensation costs                                  22,101          23,546           2,845
    Depreciation, depletion and amortization                     18,637          16,531           1,997
    Selling, general and administrative expenses                 11,821          12,840           1,551
    Impairment loss on valuation of
       assets and liabilities                                     1,296              --              --
    Taxes other than income taxes                                30,958          33,290           4,022
    Other (income) expense, net                                  (1,314)         (5,654)           (683)
                                                           -------------   -------------   -------------
      Total operating expenses                                  547,782         464,429          56,113
                                                           ------------    ------------    ------------

        Income from operations                                    9,697          44,893           5,424

OTHER INCOME (EXPENSE)
    Interest income                                               1,453           1,781             215
    Interest expense                                             (1,632)         (4,821)           (582)
                                                           -------------   -------------   -------------
      Total other income (expense)                                 (179)         (3,040)           (367)
                                                           -------------   -------------   -------------
       Income before income taxes and minority interests          9,518          41,853           5,057
    Income taxes                                                  7,961          10,590           1,280
                                                           -------------   -------------   -------------
       Income before minority interests                           1,557          31,263           3,777
    Income (loss) applicable to minority interests                  128          (1,100)           (133)
                                                           -------------   -------------   -------------

        Net income                                                1,685          30,163           3,644
                                                           =============   =============   =============


                                                  F-11


                  SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                     COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                AS OF DECEMBER 31, 2000 AND 2001
                                                                     STATUTORY
                                        PAID-IN      ACCUMULATED      COMMON
                                        CAPITAL        DEFICIT         FUNDS          TOTAL
                                        RMB'000        RMB'000        RMB'000        RMB'000
                                      ------------   ------------   ------------  ------------
Balance at December 31, 1999               26,075        (20,585)            --         5,490
Net income for the year ended
  December 31, 2000                            --          1,685             --         1,685
Contributions                              21,006             --             --        21,006
Transfer to reserves                           --           (262)           262            --
                                      ------------   ------------   ------------  ------------

Balance at December 31, 2000               47,081        (19,162)           262        28,181
Net income for the year ended
 December 31, 2001                             --         30,163             --        30,163
Purchase of shareholders interest
 in Company                                   (30)            --             --           (30)
Transfer to reserves                           --         (4,453)         4,453            --
Dividend                                       --        (25,375)            --       (25,375)
                                      ------------   ------------   ------------  ------------
Balance at December 31, 2001               47,051        (18,827)         4,715        32,939
                                      ============   ============   ============  ============

Balance at December 31, 2001 in US$         5,685         (2,275)           570         3,980
                                      ============   ============   ============  ============





                                             F-12


                       SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                                    COMBINED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                     2000         2001           2001
                                                                   RMB'000       RMB'000       US$'000
                                                                 -----------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                        1,685        30,163         3,644
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                   18,637        16,530         1,997
      Impairment loss on valuation of assets and liabilities          1,296            --            --
      Disposal and write-off property, plant and equipment            1,999         2,959           358
      Loss (gain) on dilution of equity interest in subsidiary           16        (1,452)         (175)
   Changes in operating assets and liabilities:
      Change in accounts receivable                                   2,144          (292)          (35)
      Change in inventory                                            (9,534)       10,470         1,265
      Change in prepaid expenses and other current assets              (491)         (635)          (77)
      Change in due from/to related parties                          29,044       (23,583)       (2,849)
      Change in accounts payable and accrued liabilities            (37,031)      (18,751)       (2,266)
      Change in income tax liabilities                                2,038           369            45
      Change in other taxes payable                                  15,230        13,319         1,609
      Change in deferred taxes                                       (2,519)       (5,559)         (672)
                                                                 -----------   -----------   -----------
       Net cash provided by operating activities                     22,514        23,538         2,844
                                                                 -----------   -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                      (26,559)      (42,168)       (5,095)
    Acquisition of intangible assets                                 (1,360)           --            --
    Proceeds from disposal of property, plant and equipment          16,035           466            56
    Proceeds from disposal of long-term investment                      480            --            --
                                                                 -----------   -----------   -----------
       Net cash used in investing activities                        (11,404)      (41,702)       (5,039)
                                                                 -----------   -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Dividends paid                                                       --        (7,221)         (872)
    Dividends paid to minority shareholders                              --          (266)          (32)
    Proceeds from short-term debt                                    42,550        80,550         9,732
    Payments on short-term debt                                     (32,500)      (47,550)       (5,745)
    Proceeds of contributions from minority shareholders              5,006         4,212           509
    Purchase of shareholder interest in Company                          --           (30)           (4)
                                                                 -----------   -----------   -----------
       Net cash provided by financing activities                     15,056        29,695         3,587
                                                                 -----------   -----------   -----------

Net change in cash and cash equivalents                              26,166        11,531         1,393
Cash and cash equivalents, beginning of year                         41,815        67,981         8,214
                                                                 -----------   -----------   -----------

Cash and cash equivalents, end of the year                           67,981        79,512         9,607
                                                                 ===========   ===========   ===========

Supplemental cash flow information:
    Interest paid                                                    12,000         2,601           314
                                                                 ===========   ===========   ===========
   Income taxes paid                                                  8,442        15,780         1,907
                                                                 ===========   ===========   ===========

Non-cash financing and investing activities:
    Conversion of salaries payable into paid-in capital              16,000            --            --
                                                                 ===========   ===========   ===========
   Declaration of dividends and unpaid at year end                       --        18,154         2,193
                                                                 ===========   ===========   ===========

                                                  F-13

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF OPERATIONS

                  The accompanying combined financial statements include the combined accounts of Shandong Jingbo Petrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited. Such combined group is collectively referred to as Shandong Jingbo Petrochemical Company Limited and Affiliate (hereafter referred to as the "Company"). The combined financial statements have been presented on a combined basis due to common management and ownership. These entities are expected to be subject to a business combination. All intercompany balances and transactions have been eliminated in combination.

                  Shandong Jingbo Petrochemical Company Limited ("Petrochemical Company") was established in September 1988 as a State Owned Enterprise in the Shandong Province of the People's Republic of China (the "PRC"). In September 2000, Petrochemical Company restructured its capital structure to a limited liability company. Petrochemical Company is principally engaged in the manufacturing and distribution of petrochemical products in the PRC.

                  Shandong Jingbo Agrochemical Company Limited ("Agrochemical Company") was established in February 1997 in the Shandong Province of the PRC as a limited liability company. The capital structure of Agrochemical Company was reorganized in September 2000 and April 2001, whereby as of December 31, 2001, approximately 57% ownership interest was held by Petrochemical Company. Accordingly, Agrochemical Company is a subsidiary of Petrochemical Company and has been consolidated in the accompanying combined financial statements. Agrochemical Company is principally engaged in the manufacturing and distribution of agricultural insecticide and chemicals. On April 5, 2002, Company returned all of its capital contributed by Petrochemical Company to them and ceased to be a subsidiary of Petrochemical Company.

                  Shandong Bo Xing Lu Nong Chemical Company Limited ("Lu Nong Chemical Company") was established in April 2000 in the Shandong Province of the PRC as a limited liability company. Lu Nong Chemical Company was principally engaged in the manufacture of agricultural insecticide primarily for Agrochemical Company. On April 5, 2002, Lu Nong Chemical Company transferred its assets, liabilities and business to Agrochemical Company and ceased to operate as a separate limited liability company.

         The Company is subject to, among others, the following operating risks:

         (a)      Country risk

                           As all of the Company's operations are conducted in
                  the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

                           In addition, all of the Company's revenue is
                  denominated in the PRC's currency of Renminbi ("RMB"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF OPERATIONS (continued)

         (b)      Credit risk

                           The carrying amounts of accounts receivable included
                  in the balance sheets represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk.

                           The Company performs ongoing credit evaluations of
                  each customer's financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management's estimations.

         (c)      Interest rate risk

                           The Company is exposed to the risk arising from
                  changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.


2.       BASIS OF PRESENTATION

                  The financial statements are presented on the combined basis for the fiscal years 2000 and 2001 and have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The combined financial statements include the consolidated financial statements of Petrochemical Company and its subsidiary, Agrochemical Company, for the years ended December 31, 2001 and 2000 and financial statements of Lu Nong Chemical Company for the year ended December 31, 2001 and period from April 29, 2000 to December 31, 2000.

                  The combined financial statements are expressed in Renminbi ("RMB"), the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2001 financial statements have been converted into United States dollars at the noon buying rate in New York City on December 31, 2001 for cable transfers in Renminbi as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.2766. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on December 31, 2001, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

                  The preparation of the combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         (a)      Basis of consolidation

                           The combined financial statements include the
                  consolidated financial statements of the Petrochemical Company and its subsidiary. The results of operations of its subsidiary are included in the combined statements of income, and the portion attributable to minority interests is excluded from the combined income from operations and reported separately as income applicable to minority interest on the combined statements of income. All significant intercompany balances and transactions have been eliminated.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (b)      Definition of fiscal year

                           The Company's fiscal year end is December 31.

         (c)      Investment in an equity affiliate

                           Investment in an affiliated entity in which the
                  Company has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting capital between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or losses are included in the consolidated statements of income. As of December 31, 2001, the equity affiliate has not yet commenced operations and anticipates operations to commence in 2002.

         (d)      Foreign currency translation

                           The functional currency of the Company is Renminbi
                  ("RMB"). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

                           The Company did not enter into any hedge contracts
                  during any of the periods presented. No foreign currency exchange gains or losses were capitalized for any periods presented.

         (e)      Fair value of financial instruments

                           The carrying amounts for the Company's cash and cash
                  equivalents, accounts receivable, due to/from related parties, accounts payable and accrued liabilities, income taxes payable, other taxes payable, deferred tax assets/liabilities and short-term debts approximate fair value due to the short-term maturity of these instruments.

                           The Company had no derivative financial instruments
                  in any of the years presented.

         (f)      Property, plant and equipment

                           Property, plant and equipment are initially recorded
                  at cost less accumulated depreciation, depletion and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into existing use.

                           Depreciation, depletion and amortization to write-off
                  the cost of each asset to their residual values over their estimated useful lives are calculated using the straight-line method.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (f)      Property, plant and equipment (continued)

                           The Company uses the following useful lives for
                  depreciation, depletion and amortization purposes:

                    Land use rights                over the land use right period of 27-50 years
                    Buildings                                                        25-40 years
                    Plant and machinery                                               3-30 years
                    Equipment and motor vehicles                                      5-15 years

                           No depreciation is provided for construction in
                  progress until they are completed and put in use. Interest and other costs on borrowings to finance the construction of property, plant and equipment are capitalized during the period of time that is required to complete and prepare the property for its intended use.

                           The Company accounts for property, plant and
                  equipment in accordance with Statement of Financial Accounting Standard ("SFAS") No.121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" which requires impairment loss to be recognized on the long-lived assets when the sum of expected future cash flows (undiscounted and without interest charges) resulted from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the assets.

                           Gains and losses on disposal of property, plant and
                  equipment are determined by reference to their carrying amounts.

                           Costs for planned major maintenance activities,
                  primarily related to refinery turnarounds, are expensed as incurred except for costs of components that result in improvements and betterments which are capitalized as part of property, plant and equipment and depreciated over their useful lives, which is generally the period until the next scheduled major maintenance.

         (g)      Intangible assets

                           Acquisition costs on patents, trademarks, licenses
                  and other intangibles are capitalized and amortized using the straight-line method over their useful lives, generally over 3 to 10 years. The Company does not capitalize internally generated intangible assets. The carrying amount of each intangible asset is reviewed annually and adjusted for impairment where it is considered necessary. An impairment loss is recognized whenever the carrying amount of an asset exceeds its recoverable amount. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


                  the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

         (h)      Inventory

                           Inventory is stated at the lower of cost or market
                  value. The method of determining cost is used consistently from year to year at each entity level and varies among first-in-first-out and weighted average cost.

         (i)      Accounts receivable

                           Accounts receivable are carried at original invoiced
                  amounts less any allowance for doubtful accounts. Such allowance provision for accounts receivable is established if there is an uncertainty that the Company will be unable to collect such amounts.

         (j)      Cash and cash equivalents

                           Cash and cash equivalents include interest bearing
                  and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less.

         (k)      Income taxes

                           The Company is subject to PRC income taxes on an
                  entity basis on income arising in or derived from the tax jurisdiction in which they operate.

                           For the years ended December 31, 2000 and 2001, all
                  of the Company's income was generated in the PRC, which was subject to PRC income taxes at 33% (30% state income tax and 3% local income tax).

                           The Company accounts for its income taxes in
                  accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carryforwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           The Company also incurs various other taxes, which
                  are not income taxes. Taxes other than income taxes, which arise from operating expenses, primarily comprised of consumption tax, resource tax, urban construction tax, education surcharges and business tax. Any unpaid amounts are reflected on the combined balance sheets as other taxes payable.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (l)      Revenues

                           Sales are recognized when the revenue is realized or
                  realizable, and has been earned. In general, revenue is recognized as when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

         (m)      Expenses

                           Expenses are recognized during the period in which
                  they are incurred.

         (n)      Research and development expenses

                           Research and development expenditures are charged to
                  expenses as incurred. Research and development expenses were RMB 180,000 and RMB 4,192,000 for the years ended December 31, 2000 and 2001, respectively.

         (o)      Retirement benefit plans

                           The Company contributes to various employee
                  retirement benefit plans organized by municipal and provincial governments under which it is required to make monthly contributions to these plans at rates prescribed by the related municipal and provincial governments. The municipal and provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

         (p)      New accounting developments

                           In July 2001, the Financial Accounting Standards
                  Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. They also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

                           SFAS No. 141 requires all business combinations
                  initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

                           SFAS No. 142 addresses the financial accounting and
                  reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS No. 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS No. 142 will not have a material impact on its results of operations and financial position upon adoption.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (p)      New accounting developments (continued)

                           SFAS No. 143 establishes accounting standards for the
                  recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

                           SFAS No. 144 establishes a single accounting model
                  for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

                           In November 2002, FIN No. 45, "Guarantor's Accounting
                  and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

                           On January 17, 2003, FIN 46, "Consolidation of
                  Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company does not have any VIEs.

4.       EMPLOYEE COMPENSATION COSTS

                                                      Year Ended December 31,
                                                        2000           2001
                                                     RMB'000        RMB'000

                  Wages and salaries                  20,282         21,543
                  Social security costs                1,819          2,003
                                                  -----------    -----------
                                                      22,101         23,546
                                                  ===========    ===========

                  Social security costs represent contributions to funds for staff welfare organized by the municipal and provincial governments including contributions to the retirement benefit plans (see Note 21).

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)

5.       INCOME TAXES

                                                                              Year Ended December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  PRC current tax                                             10,480              16,149
                  Deferred tax (Note 13)                                      (2,519)             (5,559)
                                                                        ---------------      ---------------
                                                                               7,961              10,590
                                                                        ===============      ===============

                  In accordance with the relevant PRC income tax rules and regulations, the enacted PRC income tax rate applicable to the Company is 33% for the years ended December 31, 2000 and 2001.

                  The tax on the Company's income before income taxes differs from the theoretical amount that would arise using the basic tax rate in the PRC applicable to the Company as follows:

                                                                              Year Ended December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Income before income taxes                                   9,518               41,853
                                                                        ===============      ===============

                  Tax calculated at a tax rate of 33%                          3,141               13,811
                  Impairment loss on valuation (net of tax effects)              428                    -
                  Non assessable and non deductible items
                   of income and expenses (net of tax effects)                 4,392               (3,221)
                                                                        ---------------      ---------------
                  Income taxes                                                 7,961               10,590
                                                                        ===============      ===============


6.       CASH AND CASH EQUIVALENTS

                                                                                   At December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Cash at bank and in hand                                    67,631               79,262
                  Certificates of deposit                                        350                  250
                                                                        ---------------      ---------------
                                                                              67,981               79,512
                                                                        ===============      ===============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)

7.       ACCOUNTS RECEIVABLE

                                                                                   At December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Accounts receivables                                         1,658                2,273
                  Less: Allowance for doubtful accounts                         (369)                (692)
                                                                        ---------------      ---------------
                  Accounts receivable, net                                     1,289                1,581
                                                                        ===============      ===============


                                                                              Year Ended December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Allowance for doubtful accounts:
                    Balance at beginning of year                                  --                  369
                    Additions to allowance for doubtful accounts                 369                  323
                                                                        ---------------      ---------------
                    Balance at end of year                                       369                  692
                                                                        ===============      ===============

8.       INVENTORY

                                                                                   At December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Inventory consists of the following:
                     Raw materials                                            38,575               22,093
                     Work-in-progress                                          9,639                8,148
                     Finished goods                                           33,754               41,257
                                                                        ---------------      ---------------
                                                                              81,968               71,498
                                                                        ===============      ===============

9.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                                   At December 31,
                                                                                2000                 2001
                                                                             RMB'000              RMB'000

                  Other receivables                                            9,667                7,998
                  Less: Allowance for doubtful accounts                       (4,427)              (4,618)
                                                                        ---------------      ---------------
                                                                               5,240                3,380
                  Deposits for purchase of raw materials,
                   machinery and equipment                                    20,087               14,759
                  Prepayment for construction work                               888                  734
                  Prepaid expenses                                               313                7,555
                  Other current assets                                            35                  770
                                                                        ---------------      ---------------
                                                                              26,563               27,198
                                                                        ===============      ===============


           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


10.      PROPERTY, PLANT AND EQUIPMENT

                                                   Machinery
                                                       and        Motor       Land    Construction
                                        Buildings   equipment    vehicle    use rights in progress   Total
                                        ---------   ---------   ---------   ---------  ---------   ---------
                                         RMB'000     RMB'000     RMB'000     RMB'000    RMB'000     RMB'000
         Year ended December 30, 2000

         Cost or valuation
           At beginning of the year       42,333      75,453       4,251       6,259      8,264     136,560
           Additions                       1,133       8,225       2,777          --     13,624      25,759
           Transfers                      12,662       1,147          --         671    (14,480)         --
           Disposals and write-offs      (15,022)       (928)     (1,848)         --     (2,920)    (20,718)
           Impairment loss on
            valuation and related
            adjustment                        --        (940)         --          --         --        (940)
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the year             41,106      82,957       5,180       6,930      4,488     140,661
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Accumulated depreciation
           At beginning of the year        4,084      27,013       2,675          --         --      33,772
           Depreciation                    1,389      15,675         786         124         --      17,974
           Disposal and write-offs            --        (226)     (1,205)         --         --      (1,431)
           Impairment loss on
            valuation and related
            adjustment                        --         194          --          --        194
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the year              5,473      42,656       2,256         124         --      50,509
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Net book value
           At end of the year             35,633      40,301       2,924       6,806      4,488      90,152
                                        =========   =========   =========   =========  =========   =========
         Year ended December 31, 2001

         Cost or valuation
           At beginning of the year       41,106      82,957       5,180       6,930      4,488     140,661
           Additions                       7,833      11,740         727          --     21,868      42,168
           Transfers                          --         293          --          --       (293)         --
           Disposals and write-offs           --      (1,510)       (560)         --     (2,473)     (4,543)
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the year             48,939      93,480       5,347       6,930     23,590     178,286
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Accumulated depreciation
           At beginning of the year        5,473      42,656       2,256         124         --      50,509
           Depreciation                    1,549      13,455         860          90         --      15,954
           Disposal and write-offs            --        (636)       (482)         --         --      (1,118)
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the year              7,022      55,475       2,634         214         --      65,345
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Net book value
           At end of the year             41,917      38,005       2,713       6,716     23,590     112,941
                                        =========   =========   =========   =========  =========   =========

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


                  Land use rights and buildings are located in the PRC, where private ownership of land is not allowed. Rather, entities acquire the rights to use land for a designated term. As of December 31, 2001, the Company had rights to use five parcels of land for periods ranging from 40 to 51 years up to 2041 to 2052.

                  Repair and maintenance costs were RMB 880,000 and RMB 1,456,000 for the years ended December 31, 2000 and 2001, respectively.

                  In accordance with the PRC regulations Petrochemical Company and Agrochemical Company, a valuation of the property, plant and equipment and other assets and liabilities (also referred to as "revaluation") was carried out as of September 30, 2000 by a firm of independent valuers registered in the PRC. The revaluation identified certain property, plant and equipment acquired during the year ended December 31, 2000 and with a net carrying value in excess of the appraised value of RMB 1,134,000, which, was recorded as an expense for the year ended December 31, 2000. The valuation was performed in order to determine the fair value of the net assets of Petrochemical Company and Agrochemical Company and establish the corresponding adjustments to paid in capital and capital reserve in accordance with regulations in the PRC. The valuation was based on depreciated replacement costs, which will be carried out as and when necessary in the PRC.

11.      INVESTMENT IN AN EQUITY AFFILIATE

                                                                                         At December 31,
                                                                                       2000                    2001
                                                                                    RMB'000                 RMB'000
         Investment in an equity affiliate, at cost                                  21,100                  21,100
                                                                            ==================      ==================

                  Details of the equity affiliate are as follows:

                                                Country of                                Equity
                                               establishment           Registered        interest       Principal
                  Name of company              And operation            capital            held        Activities
                  ---------------              -------------            -------            ----        ----------

                  Shandong Jingbo              The People's          RMB 50,000,000        42.2%     Production and
                   Thermoelectrical              Republic                                                 sales
                  Company  Limited               of China                                             of electrical
                                                                                                     power and heat

                  Shandong Jingbo Thermoelectrical Company Limited has not commenced operation as at December 31, 2001 however, operations did commenced in 2002.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


12.      INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist of the following at December 31:

                                                          2000                                      2001
                                                   Accumulated                               Accumulated
                                            Cost  Amortization          Net           Cost  Amortization           Net
                                            ----  ------------          ---           ----  ------------           ---
                                         RMB'000       RMB'000      RMB'000        RMB'000       RMB'000       RMB'000
         Trademark                         3,838          (145)       3,693          3,838          (572)        3,266
         Other intangibles                 1,198           (11)       1,187          1,198          (144)        1,054
                                         --------      --------     --------       --------      --------      --------
         Intangible assets                 5,036          (156)       4,880          5,036          (716)        4,320
         Other assets                        800           (16)         784            800           (32)          768
                                         --------      --------     --------       --------      --------      --------
                                           5,836          (172)       5,664          5,836          (748)        5,088
                                         ========      ========     ========       ========      ========      ========

                  Amortization on intangible assets was RMB 647,000 and RMB 559,000 for the years ended December 31, 2000 and 2001, respectively.

                  Other assets represented long-term prepaid advertising.


13.      DEFERRED INCOME TAX ASSETS AND LIABILITIES

                  Deferred income taxes are calculated on temporary difference under the liability method using a principal tax rate of 33%.

                   The movements in the deferred income tax assets and liabilities account are as follows:

                                                                 Year Ended December 31,
                                                                 2000                 2001
                                                                 ----                 ----
                                                              RMB'000              RMB'000
                  At beginning of year                         (2,733)                (214)
                  Income statement credit                       2,519                5,559
                                                            ----------           ----------
                  At end of year                                 (214)               5,345
                                                            ==========           ==========

14.      SHORT-TERM DEBTS

                                                                    At December 31,
                                                                 2000                 2001
                                                                 ----                 ----
                                                              RMB'000              RMB'000

         Bank loans                                            28,350               61,350
         Other borrowings from unrelated parties                  500                  500
                                                            ----------           ----------
                                                               28,850               61,850
                                                            ==========           ==========

                  Bank loans are secured by the Company's property, plant and equipment with net book value of RMB 41,361,000, and bear interest at prevailing lending rates in the PRC ranging from 5.58% to 5.85% and 5.24% to 5.85% per annum for the years ended December 31, 2000 and 2001 respectively. All bank loans have maturities within one year.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


                  Other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.58% to 5.85% and 5.24% to 5.85% per annum for the years ended December 31, 2000 and 2001 respectively.

15.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                                                               At December 31,
                                                                                             2000                 2001
                                                                                             ----                 ----
                                                                                          RMB'000              RMB'000
         Trade payables                                                                    28,403               20,683
         Salaries and welfare payable                                                       4,744                8,085
         Accrued expenses                                                                     173                1,783
         Dividends payable by a subsidiary to minority shareholders                            --                  956
         Interest payable                                                                   2,498                3,040
         Payables for construction-in-progress                                              9,787                5,293
         Deposits received from staff                                                       4,387                4,600
         Deposits from customers                                                           13,971                3,266
         Provisions                                                                         8,525                8,525
         Others                                                                             8,338                5,844
                                                                                       -----------          -----------
                                                                                           80,826               62,075
                                                                                       ===========           ==========
16.      OTHER TAXES PAYABLE

                  Details of other taxes payable are as follow:

                                                                                               At December 31,
                                                                                             2000                 2001
                                                                                             ----                 ----
                                                                                          RMB'000              RMB'000

         Value-added tax                                                                   45,682               46,774
         Consumption tax                                                                   77,545               84,340
         Surtaxes                                                                           3,987                6,212
         Withholding tax                                                                      127                3,334
                                                                                       -----------          -----------
                                                                                          127,341              140,660
                                                                                       ===========           ==========

         (a)      Value-Added Tax ("VAT")

                  The Company is subject to VAT, which is levied at the general rates of 6% to 17% on gross sales of the Company's products. An input credit is available whereby VAT paid on the purchases of semi-finished products or raw materials can be used to offset the VAT on sales to determine the net VAT payable.

                  VAT payable at December 31, 2000 and 2001 included brought forward balances of RMB 45,186,000 and RMB 45,110,000, respectively, from previous years, as the PRC authority has not requested payment of these outstanding amounts.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


16.      OTHER TAXES PAYABLE (continued)

         (b)      Consumption Tax ("CT")

                  The Company is subject to CT at fixed rates of RMB 277.6 per ton and RMB 117.6 per ton for domestic sales of gasoline and diesel oil, respectively.

                  CT payable at December 31, 2000 and 2001 included brought forward balances of RMB 62,341,000 and RMB 77,542,000, respectively, from previous years, as the PRC authority has not requested payment of these outstanding amounts.

         (c)      Surtaxes

                  The Company is subject to the following surtaxes:

                      - Urban Construction Tax levied at 5% of CT and net VAT payable;
                      - Education Surcharges levied at 3% of CT and net VAT payable.
                      - Property Tax levied at 1.2% of the cost of property constructed.

         (d)      Withholding taxes

                  The Company is required to withhold personal income tax in respect of dividends paid to individual equity holders and business tax in respect of payments to contractors for construction services.

17.      PAID IN CAPITAL

                  Paid in capital represents the combined registered and paid up capital of Petrochemical Company and Lu Nong Chemical Company.

                  During fiscal year 2001, the Company declared RMB 25,375,000 in dividends and paid RMB 7,221,000. As of December 31, 2001, the Company has dividends payable totaling RMB 18,154,000.

18.      STATUTORY COMMON FUNDS
                                                         Statutory       Statutory
                                                            common          common
                                                      reserve fund    welfare fund          Total
                                                      ------------    ------------          -----
                                                           RMB'000         RMB'000        RMB'000
         Balance at January 1, 2000                              -               -              -
         Transfer from accumulated deficit
           to reserves                                         172              86            258
         Transfer from accumulated deficit
           to reserves by a subsidiary                           3               1              4
                                                         ----------      ----------     ----------
         Balance at December 31, 2000                          175              87            262
         Transfer from accumulated deficit
           to reserves                                       2,600           1,301          3,901
         Transfer from accumulated deficit
           To reserves by a subsidiary                         368             184            552
                                                         ----------      ----------     ----------
         Balance at December 31, 2001                        3,143           1,572          4,715
                                                         ==========      ==========     ===========

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)

         (a) Pursuant to PRC regulations and the Company's Articles of Organization, the Company is required to transfer 10% of its net income, as determined under the PRC accounting regulations, to a statutory common reserve fund until such fund equals 50% of the Company's registered capital. The transfer to this reserve must be made prior to any distribution of dividends to the Company's shareholders.

                  The statutory common reserve fund shall only be used to makeup for previous years' losses, to expand the Company's production operations, or to increase the capital of the Company. Additionally, the Company may convert its statutory common reserve fund into capital and issue bonus capital to existing shareholders in proportion to their original shareholdings, provided approval by a resolution of shareholders' general meeting and the balance of the reserve fund after such issue is not less than 25% of the registered capital.

         (b) Pursuant to the PRC regulations and the Company's Articles of Organization, the Company is required to transfer 5% to 10% of its net income, as determined under the PRC accounting regulations, to the statutory common welfare fund. This fund can only be used to provide staff welfare facilities and other collective benefits to the Company's employees. This fund is non-distributable other than in liquidation. The Company currently transfers 5% of the net income, as provided under the PRC accounting regulations, for the years ended December 31, 2000 and 2001 to the statutory common welfare fund.


19.               COMMITMENTS

         (a)      Operating lease commitments

                           Under a lease agreement, the Company has committed to
                  pay determined rental to a PRC government for the period from July 1996 to 2010. Future minimum lease payments as of December 31, 2000 and 2001 under these arrangements are analyzed as follows:

                                                              2000      2001
                                                              ----      ----
                                                           RMB'000   RMB'000

                  - first year after 2000 and 2001              61        67
                  - second year after 2000 and 2001             67        74
                  - third year after 2000 and 2001              74        81
                  - fourth year after 2000 and 2001             81        90
                  - fifth year after 2000 and 2001              90        98
                  - thereafter                                 601       503
                                                           --------  --------
                                                               974       913
                                                           ========  ========

                           Operating lease expenses approximated RMB 56,000 and
                  RMB 61,000 for the years ended December 31, 2000 and 2001, respectively.

         (b)      Capital commitments

                           For the years ended December 31, 2000 and 2001, the
                  Company entered into various construction contracts. As of December 31, 2000 and 2001, remaining commitments related to these construction contracts approximated RMB 4,379,000 and RMB 3,641,000, respectively.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


20.      RELATED PARTY TRANSACTIONS

                  Parties are considered to be related if they are subject to common control or common significant influence, common ownership, direct or indirect ownership between parties, or transactions with employees.

                  The Company's significant related party transactions affecting the results of operations are as follows:

                                                                                     Year Ended December 31,
                                                                                       2000                    2001
                                                                                    RMB'000                 RMB'000
                  Purchase of material from Shandong Jingbo
                    Printing Limited                                                    239                   1,030
                                                                            ==================      ==================

                  Services received from Shandong Jingbo
                    Thermoelectrical Company Limited                                      -                     158
                                                                            ==================      ==================

                  Interest income earned from short-term
                    advances to Shandong Jingbo
                    Thermoelectrical Company Limited                                      -                     192
                                                                            ==================      ==================

                  Interest expenses paid to loans from
                    Shareholders                                                         61                     367
                                                                            ==================      ==================



                  Due from/to related parties as of December 31, 2000 and 2001 are as follow:

                                                                                         At December 31,
                                                                                       2000                    2001
                                                                                    RMB'000                 RMB'000

                  Due from related parties
                    Employee advances                                                   803                   2,644
                    Shandong Jingbo Thermoelectrical Company    Limited               3,537                  28,153
                                                                            ------------------      ------------------
                    Total due from related parties                                    4,340                  30,797
                                                                            ==================      ==================

                  Due to related parties:
                    Loans from shareholders                                          10,000                  12,312
                    Loans from employees                                             21,459                  22,021
                                                                            ------------------      ------------------
                    Total due to related parties                                     31,459                  34,333
                                                                            ==================      ==================

                  Amounts due from related parties are interest free, unsecured and without predetermined repayment terms.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


20.      RELATED PARTY TRANSACTIONS (continued)

                  Amounts due to shareholders are interest free, unsecured and without predetermined repayment terms.

                  Amounts due to employees are unsecured, interest bearing at 7.2% per annum and without predetermined repayment terms.

21.      RETIREMENT PLAN

                  As stipulated by the regulations of the PRC government, the Company operates a defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their employees. Employees of the PRC companies are required to contribute 6% and 5% of their basic salary for the years ended December 31, 2001 and 2000 respectively, with the maximum amount of contribution of 8%. For the years ended December 31, 2000 and 2001, contributions made by the Company approximated RMB 765,415 and RMB 1,050,000, respectively.

22.      SEGMENT FINANCIAL INFORMATION

                  The Company is engaged in two business segments, namely, petrochemical and agrochemical.

         Description of products by segment
         ----------------------------------

                  The petrochemical segment is engaged in the manufacturing and sales of petrochemical products in the PRC.

                  The agrochemical segment is engaged in the manufacturing and sales of agricultural chemical products in the PRC.

                  All assets and operations of the Company are located in the PRC, which is considered as one geographic location in an economic environment with similar risks and returns.

         Measurement of segment income or loss and segment assets
         --------------------------------------------------------

                  The Company evaluates performance and allocates resources based on results from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers between reportable segments are not material for any periods presented.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


22.      SEGMENT INFORMATION (continued)

         Factors management used to identify the Company's reportable segments
         ---------------------------------------------------------------------

                  The Company's reportable segments are business units that offer different products.

         Operating segment information
         -----------------------------
                                                                           Year ended December 31
                                                                          ------------------------
                                                                               2000          2001
                                                                               ----          ----
                                                                            RMB'000       RMB'000
         Net sales:
            Petrochemical
               Net sales to unaffiliated customers                          530,478       481,509
                                                                         -----------   -----------
            Agrochemical
               Net sales to unaffiliated customers                           27,001        27,813
                                                                         -----------   -----------
         Total consolidated net sales                                       557,479       509,322
                                                                         ===========   ===========
         Depreciation, depletion and amortization expenses:
            Petrochemical                                                    16,930        14,461
            Agrochemical                                                      1,707         2,070
                                                                         -----------   -----------
         Total consolidated depreciation, depletion
          and amortization expenses                                          18,637        16,531
                                                                         ===========   ===========
         Segment income/(loss):
            Petrochemical                                                    14,967        35,775
            Agrochemical                                                     (5,254)        7,666
                                                                         -----------   -----------
         Total segment income                                                 9,713        43,441

         Reconciling items:
            Corporate income/(expenses)                                         (16)        1,452
            Interest income                                                   1,453         1,781
            Interest expenses                                                (1,632)       (4,821)
                                                                         -----------   -----------
         Total consolidated income before income taxes                        9,518        41,853
                                                                         ===========   ===========
         Segment assets:
            Petrochemical                                                   248,091       288,422
            Agrochemical                                                     50,966        66,638
                                                                         -----------   -----------
         Total consolidated assets                                          299,057       355,060
                                                                         ===========   ===========

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


22.      SEGMENT INFORMATION (continued)
         Expenditure for additions to long-lived assets:
            Petrochemical                                                    20,932        30,564
            Agrochemical                                                      4,827        11,604
                                                                         -----------   -----------
         Total consolidated expenditure for
            additions to long-lived assets                                   25,759        42,168
                                                                         ===========   ===========

                  Long-lived assets of reportable segments and corporate assets consisted of property, plant and equipment located in the PRC.

         Major customers
         ---------------

                  Major customers of the Company with sales exceeding 10% of the total consolidated net sales are as follows.

                                                                      Year ended December 31
                                                                      ----------------------
                                                                          2000        2001
                                                                          ----        ----
                  Shendian Electric Industrial Holdings Limited           11.35%        --
                                                                        ========   ========
                  Shandong Haihua Holdings Company Limited                   --      17.77%
                                                                        ========   ========

23.      SUBSEQUENT EVENTS

         (a) On April 5, 2002, Lu Nong Chemical Company transferred its assets and liabilities and business to Agrochemical Company and was de-registered thereafter. On the same date, Agrochemical Company returned to Petrochemical Company all the capital it had contributed and ceased to be a subsidiary of the Company.

         (b) On December 31, 2002, Petrochemical Company and Agrochemical Company reorganized whereby operational assets and liabilities of both companies were transferred to Jingbo Chemical (Bo
                  Xing) Company Limited ("Boxing"), a newly formed foreign direct-owned company in the PRC. Concurrently, AP Henderson Ventures ("Ventures"), a newly formed Nevada corporation, acquired the outstanding capital of Boxing in exchange for 10,000 shares of Ventures' common stock. On January 15, 2003, Ventures completed a reverse acquisition with Magnolia Ventures, Inc. ("Magnolia"), a publicly traded non-operational Nevada corporation, pursuant to which Magnolia acquired all of the outstanding shares of Ventures capital stock in exchange for a controlling interest of Magnolia. The accounting for these transactions are identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets shall be recorded. Accordingly, the financial statements of Magnolia will be the historical financial statements of Boxing, formerly the operations of Petrochemical Company and Agrochemical Company.

                  In January 2003, Magnolia changed its name to AP Henderson Group and effectuated a 1.875 for one stock split of its outstanding shares of common stock.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                             COMBINED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                         RMB'000       US$'000
                                                        ----------    ----------
ASSETS
Current assets
    Cash and cash equivalents                              164,120        19,828
    Accounts receivable, net                                17,138         2,071
    Due from related parties                                41,967         5,070
    Inventory                                               48,216         5,825
    Prepaid expenses and other current assets              115,443        13,947
                                                        ----------    ----------
      Total current assets                                 386,884        46,741

Property, plant and equipment, net                         165,189        19,957
Investment in an equity affiliate                           21,234         2,565
Intangible and other assets, net                             4,657           563
                                                        ----------    ----------

      Total assets                                         577,964        69,826
                                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities               112,710        13,616
    Short-term debts                                         5,010           605
    Due to related parties                                  41,959         5,069
    Dividends payable                                        4,891           591
    Income taxes payable                                     4,831           584
    Other taxes payable                                    151,047        18,249
                                                        ----------    ----------
      Total current liabilities                            320,448        38,714
                                                        ----------    ----------

Long-term debts                                            190,838        23,056
                                                        ----------    ----------

      Total liabilities                                    511,286        61,770

Minority interest                                               --            --
                                                        ----------    ----------

Shareholders' equity
    Paid-in capital                                         48,712         5,885
    Retained earnings                                       14,059         1,699
    Statutory common funds                                   3,907           472
                                                        ----------    ----------
      Total shareholders' equity                            66,678         8,056
                                                        ----------    ----------

      Total liabilities and shareholders' equity           577,964        69,826
                                                        ==========    ==========

     Conversion rate from RMB to US$                                      8.2772


                                     F-34-

              SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                             COMBINED STATEMENTS OF INCOME
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                      (UNAUDITED)

                                                             RMB'000        US$'000
                                                           ------------   ------------

REVENUES
    Sales and other operating revenues                         718,355         86,787

OPERATING EXPENSES
    Purchases, services and other                              598,192         72,270
    Employee compensation costs                                 10,175          1,229
    Depreciation, depletion and amortization                    10,604          1,281
    Selling, general and administrative expenses                 9,786          1,182
    Taxes other than income taxes                               41,532          5,018
    Other (income) expense, net                                 (5,225)          (631)
                                                           ------------   ------------
      Total operating expenses                                 665,064         80,349
                                                           ------------   ------------

        Income from operations                                  53,291          6,438

OTHER INCOME (EXPENSE)
    Interest income                                                810             98
    Interest expense                                            (6,426)          (776)
                                                           ------------   ------------
      Total other income (expense)                              (5,616)          (678)
    Loss from equity affiliate                                    (466)           (56)
                                                           ------------   ------------
       Income before income taxes and minority interests        47,209          5,704
    Income taxes                                                14,170          1,712
                                                           ------------   ------------
       Income before minority interests                         33,039          3,992
    Loss applicable to minority interests                         (829)          (100)
                                                            ------------   ------------

        Net income                                          32,210,000          3,892
                                                           ============   ============



       Conversion rate from RMB to US$                                         8.2772



                   SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                     COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                           (UNAUDITED)

                                                                     STATUTORY
                                        PAID-IN      ACCUMULATED       COMMON
                                        CAPITAL        DEFICIT          FUNDS         TOTAL
                                        RMB'000        RMB'000         RMB'000       RMB'000
                                      ------------   ------------   ------------   ------------

Balance at December 31, 2001               47,051        (18,827)         4,715         32,939

Net income for the period ended
 September 30, 2002                            --         32,210             --         32,210

Combination of Shandong Jingbo
 Agrochemical Company Limited              15,115         (2,213)            --         12,902

Contribution of Shandong Bo Xing
 Lunong Chemical Company Limited
 assets and liabilities                   (13,454)         3,431           (808)       (10,831)

Dividend                                       --           (542)            --           (542)
                                      ------------   ------------   ------------   ------------
Balance at December 31, 2001               48,712         14,059          3,907         66,678
                                      ============   ============   ============   ============

Balance at December 31, 2001 in US$         5,885          1,699            472          8,056
                                      ============   ============   ============   ============



Conversion rate from RMB to US$                          8.2772



                SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                             COMBINED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        (UNAUDITED)

                                                                 RMB'000       US$'000
                                                              ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                     32,210          3,891
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 10,604          1,281
      Disposal and write-off property, plant and equipment             49              6
      Gain on disposal of subsidiary                               (1,263)          (153)
    Changes in operating assets and liabilities:
      Change in accounts receivable                               (15,557)        (1,880)
      Change in inventory                                          23,282          2,813
      Change in prepaid expenses and other current assets         (88,245)       (10,660)
      Change in accounts payable and accrued liabilities           50,635          6,117
      Change in income tax liabilities                              2,295            277
      Change in dividends payable                                  10,387          1,255
      Change in other taxes payable                                 5,345            646
      Change in deferred taxes                                     (3,544)          (428)
                                                              ------------   ------------
       Net cash provided by operating activities                   26,198          3,165
                                                              ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                    (62,501)        (7,551)
    Acquisition of long-term investments                             (134)           (16)
    Proceeds from disposal of property, plant and equipment            31              4
                                                              ------------   ------------
        Net cash used in investing activities                     (62,604)        (7,563)
                                                              ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Dividends paid                                                (12,984)        (1,569)
    Proceeds from short-term debt                                  14,352          1,734
    Proceeds from long-term debt                                  195,348         23,601
    Payments on short-term debt                                   (71,192)        (8,601)
    Payments on long-term debt                                     (4,510)          (545)
                                                              ------------   ------------
        Net cash provided by financing activities                 121,014         14,620
                                                              ------------   ------------


Net change in cash and cash equivalents                            84,608         10,222

Cash and cash equivalents, beginning of year                       79,512          9,606
                                                              ------------   ------------


Cash and cash equivalents, end of the year                        164,120         19,828
                                                              ============   ============



       Conversion rate from RMB to US$                                            8.2772


                                           F-37

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF OPERATIONS

                  The accompanying combined financial statements include the accounts of Shandong Jingbo Petrochemical Company Limited, Shandong Boxing Lunong Chemical Company Limited and Shandong Jingbo Agrochemical Company Limited. Such combined group is collectively referred to as Shandong Jingbo Petrochemical Company Limited and Affiliate (hereafter referred to as the "Company"). The combined financial statements have been presented on a combined basis due to common management and ownership. These entities are expected to be subject to a business combination. All intercompany balances and transactions have been eliminated in combination.

                  Shandong Jingbo Petrochemical Company Limited ("Petrochemical Company") was established in September 1988 as a State Owned Enterprise in the Shandong Province of the People's Republic of China (the "PRC"). In September 2000, Petrochemical Company restructured its capital structure to a limited liability company. Petrochemical Company is principally engaged in the manufacturing and distribution of petrochemical products in the PRC.

                  Shandong Jingbo Agrochemical Company Limited ("Agrochemical Company") was established in February 1997 in the Shandong Province of the PRC as a limited liability company. Agrochemical Company is principally engaged in the manufacturing and distribution of agricultural insecticide and chemicals. The capital structure of Agrochemical Company was reorganized in September 2000 and April 2001, whereby as of December 31, 2001, Petrochemical Company held approximately 57% ownership interest. Accordingly, Agrochemical Company was a subsidiary of Petrochemical Company and has been consolidated in the accompanying combined financial statements up through April 5, 2002. On April 5, 2002, Company returned all of its capital contributed by Petrochemical Company to them and ceased to be a subsidiary of Petrochemical Company ("de-consolidation").

                  Shandong Bo Xing Lu Nong Chemical Company Limited ("Lunong Chemical Company") was established in April 2000 in the Shandong Province of the PRC as a limited liability company. Lunong Chemical Company was principally engaged in the manufacture of agricultural insecticide primarily for Agrochemical Company. On April 5, 2002, Lunong Chemical Company transferred its assets, liabilities and business to Agrochemical Company and ceased to operate as a separate limited liability company ("de-registration").

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF OPERATIONS (continued)

         The Company is subject to, among others, the following operating risks:

         (a)      Country risk

                           As all of the Company's operations are conducted in
                  the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

                           In addition, all of the Company's revenue is
                  denominated in the PRC's currency of Renminbi ("RMB"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

         (b)      Credit risk

                           The carrying amounts of accounts receivable included
                  in the balance sheets represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk.

                           The Company performs ongoing credit evaluations of
                  each customer's financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management's estimations.

         (c)      Interest rate risk

                           The Company is exposed to the risk arising from
                  changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


2.       BASIS OF PRESENTATION

                  The financial statements are presented on the combined basis and have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The combined financial statements include the financial statements of Lunong Chemical Company for the period from January 1, 2002 through April 5, 2002 (date of de-registration and transfer of its assets, liabilities and operations to Agrochemical Company); consolidated financial statements of Petrochemical Company and its subsidiary, Agrochemical Company for the period from January 1, 2002 through April 5, 2002 (date of de-consolidation); and the financial statements of Agrochemical Company from April 6, 2002 through September 30, 2002.

                  The combined financial statements are expressed in Renminbi ("RMB"), the national currency of the PRC. Solely for the convenience of the reader, the September 30, 2002 financial statements have been converted into United States dollars at the noon buying rate in New York City on September 30, 2002 for cable transfers in Renminbi as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.2772. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on September 30, 2002, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

                  The preparation of the combined financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         (a)      Basis of consolidation

                           The combined financial statements include the
                  consolidated financial statements of the Petrochemical Company and its subsidiary. The results of operations of its subsidiary are included in the combined statements of income, and the portion attributable to minority interests is excluded from the combined income from operations and reported separately as income applicable to minority interest on the combined statements of income. All significant intercompany balances and transactions have been eliminated.

         (b)      Definition of fiscal year

                        The Company's fiscal year end is December 31.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (c)      Investment in an equity affiliate

                           Investment in an affiliated entity in which the
                  Company has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting capital between 20% and 50%, are accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's shares of the investee's earnings or losses are included in the consolidated statements of income.

         (d)      Foreign currency translation

                           The functional currency of the Company is Renminbi
                  ("RMB"). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

                           The Company did not enter into any hedge contracts
                  during any of the periods presented. No foreign currency exchange gains or losses were capitalized for any periods presented.

         (e)      Fair value of financial instruments

                           The carrying amounts for the Company's cash and cash
                  equivalents, accounts receivable, due to/from related parties, accounts payable and accrued liabilities, income taxes payable, other taxes payable, deferred tax assets/liabilities and short-term debts approximate fair value due to the short-term maturity of these instruments. The fair value recognition for long-term debts is disclosed in Note 17.

                           The Company had no derivative financial instruments
                  in any of the years presented.

         (f)      Property, plant and equipment

                           Property, plant and equipment are initially recorded
                  at cost less accumulated depreciation, depletion and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into existing use.

                           Depreciation, depletion and amortization to write-off
                  the cost of each asset to their residual values over their estimated useful lives are calculated using the straight-line method.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (f)      Property, plant and equipment (continued)

                           The Company uses the following useful lives for
                  depreciation, depletion and amortization purposes:

                     Land use rights                        over the land use right period of 27-50 years
                     Buildings                                                                25-40 years
                     Plant and machinery                                                       3-30 years
                     Equipment and motor vehicles                                              5-15 years

                           No depreciation is provided for construction in
                  progress until they are completed and put in use. Interest and other costs on borrowings to finance the construction of property, plant and equipment are capitalized during the period of time that is required to complete and prepare the property for its intended use.

                           The Company accounts for property, plant and
                  equipment in accordance with Statement of Financial Accounting Standard ("SFAS") No.121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" which requires impairment loss to be recognized on the long-lived assets when the sum of expected future cash flows (undiscounted and without interest charges) resulted from the use of the asset and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the assets.

                           Gains and losses on disposal of property, plant and
                  equipment are determined by reference to their carrying amounts.

                           Costs for planned major maintenance activities,
                  primarily related to refinery turnarounds, are expensed as incurred except for costs of components that result in improvements and betterments which are capitalized as part of property, plant and equipment and depreciated over their useful lives, which is generally the period until the next scheduled major maintenance.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (g)      Intangible assets

                           Acquisition costs on patents, trademarks, licenses
                  and other intangibles are capitalized and amortized using the straight-line method over their useful lives, generally over 3 to 10 years. The Company does not capitalize internally generated intangible assets. The carrying amount of each intangible asset is reviewed annually and adjusted for impairment where it is considered necessary. An impairment loss is recognized whenever the carrying amount of an asset exceeds its recoverable amount. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and is recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

         (h)      Inventory

                           Inventory is stated at the lower of cost or market
                  value. The method of determining cost is used consistently from year to year at each entity level and varies among first-in-first-out and weighted average cost.

         (i)      Accounts receivable

                           Accounts receivable are carried at original invoiced
                  amounts less any allowance for doubtful accounts. Such allowance provision for accounts receivable is established if there is an uncertainty that the Company will be unable to collect such amounts.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (j)      Cash and cash equivalents

                           Cash and cash equivalents include interest bearing
                  and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less.

         (k)      Income taxes

                           The Company is subject to PRC income taxes on an
                  entity basis on income arising in or derived from the tax jurisdiction in which they operate.

                           For the nine months ended September 30, 2002, all of
                  the Company's income was generated in the PRC, which was subject to PRC income taxes at 33% (30% state income tax and 3% local income tax).

                           The Company accounts for its income taxes in
                  accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carryforwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           The Company also incurs various other taxes, which
                  are not income taxes. Taxes other than income taxes, which arise from operating expenses, primarily comprised of consumption tax, resource tax, urban construction tax, education surcharges and business tax. Any unpaid amounts are reflected on the combined balance sheets as other taxes payable.

         (l)      Revenues

                           Sales are recognized when the revenue is realized or
                  realizable, and has been earned. In general, revenue is recognized as when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

         (m)      Expenses

                           Expenses are recognized during the period in which
                  they are incurred.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (n)      Research and development expenses

                           Research and development expenditures are charged to
                  expenses as incurred. Research and development expenses were RMB 2,917,000 for the nine months ended September 30, 2002.

         (o)      Retirement benefit plans

                           The Company contributes to various employee
                  retirement benefit plans organized by municipal and provincial governments under which it is required to make monthly contributions to these plans at rates prescribed by the related municipal and provincial governments. The municipal and provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

         (p)      New accounting developments

                           In July 2001, the Financial Accounting Standards
                  Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. They also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

                           SFAS No. 141 requires all business combinations
                  initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

                           SFAS No. 142 addresses the financial accounting and
                  reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS No. 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS No. 142 will not have a material impact on its results of operations and financial position upon adoption.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (p)      New accounting developments (continued)

                           SFAS No. 143 establishes accounting standards for the
                  recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

                           SFAS No. 144 establishes a single accounting model
                  for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

                           In November 2002, FIN No. 45, "Guarantor's Accounting
                  and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

                           On January 17, 2003, FIN 46, "Consolidation of
                  Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company does not have any VIEs.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


4.       EMPLOYEE COMPENSATION COSTS

                           Employee compensation costs for the nine months ended
                  September 30, 2002 comprised of the following:

                                                                     RMB'000

                  Wages and salaries                                   8,761
                  Social security costs                                1,414
                                                               ---------------
                                                                      10,175
                                                               ===============

                  Social security costs represent contributions to funds for staff welfare organized by the municipal and provincial governments including contributions to the retirement benefit plans (see Note 22).

5.       INCOME TAXES

                  Income taxes for the nine months ended September 30, 2002 are comprised of the following:

                                                                     RMB'000

                  PRC current tax                                      8,825
                  Deferred tax charge (Note 13)                        5,345
                                                               ---------------
                                                                      14,170
                                                               ===============

                  In accordance with the relevant PRC income tax rules and regulations, the enacted PRC income tax rate applicable to the Company is 33% for the nine month ended September 30, 2002.

                  The tax on the Company's income before income taxes differs from the theoretical amount that would arise using the basic tax rate in the PRC applicable to the Company for the nine months ended September 30, 2002 are as follow:

                                                                     RMB'000

                  Income before income taxes                          47,209
                  Tax calculated at a tax rate of 33%                 15,579
                  Non assessable and non-deductible items
                   of income and expenses                             (1,409)
                                                               ---------------
                  Tax charge                                          14,170
                                                               ===============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


6.       CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents as of September 30, 2002 are as follow:

                                                                     RMB'000

                  Cash at bank and in hand                           164,069
                  Certificates of deposit                                 51
                                                              ----------------
                                                                     164,120
                                                              ================

7.       ACCOUNTS RECEIVABLE

                  Accounts receivable as of September 30, 2002 are as follow:

                                                                     RMB'000

                  Accounts receivable                                 17,823
                  Less : Allowance for doubtful receivables             (685)
                                                               ---------------
                  Accounts receivable, net                            17,138
                                                               ===============

                  Allowance for doubtful accounts as of September 30, 2002 are as follow:

                                                                     RMB'000

                  Balance at beginning of period                         692
                  Additions to allowance for doubtful accounts            (7)
                                                               ---------------
                  Balance at end of period                               685
                                                               ===============

8.       INVENTORY

                  Inventory as of September 30, 2002 is as follows:

                                                                     RMB'000

                  Inventory consists of the following:
                     Raw materials                                    14,116
                     Work-in-progress                                 10,163
                     Finished goods                                   23,937
                                                               ---------------
                                                                      48,216
                                                               ===============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


9.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

                  Prepaid expenses and other current assets as of September 30, 2002 are as follow:

                                                                       RMB'000

                  Other receivables                                      7,657
                  Less : Allowance for doubtful accounts                (4,620)
                                                                 ---------------
                                                                         3,037
                  Deposits for purchase of raw materials and
                   machinery and equipment                             101,708
                  Prepayment for construction work                       2,562
                  Prepaid expenses                                       6,451
                  Other current assets                                   1,685
                                                                 ---------------
                                                                       112,406
                                                                 ===============

10.      PROPERTY, MACHINERY AND EQUIPMENT

                                                    Machinery
                                                       and        Motor      Land    Construction
                                        Buildings   equipment    vehicle   use rights in progress    Total
                                        ---------   ---------   ---------   ---------  ---------   ---------
                                         RMB'000     RMB'000     RMB'0000    RMB'000    RMB'000     RMB'000
         For the nine months ended September 30, 2002


         Cost or valuation
           At beginning of the period     48,939      93,665       5,162       6,930     23,590     178,286
           Additions                       5,990      29,817       7,273          --     19,421      62,501
           Transfers                      11,964      18,553          --          --    (30,517)         --
           Reclassification                 (606)        606          --          --         --          --
           Disposals and write-offs           --        (125)       (354)         --         --        (479)
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the period           66,287     142,516      12,081       6,930     12,494     240,308
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Accumulated depreciation
           At beginning of the period      7,022      55,727       2,382         214         --      65,345
           Charge for the period           1,400       7,575       1,170          28         --      10,173
           Reclassification                   41         (47)          6          --         --          --
           Disposals and write-offs           --         (99)       (300)         --         --        (399)
                                        ---------   ---------   ---------   ---------  ---------   ---------
           At end of the period            8,463      63,156       3,258         242         --      75,119
                                        ---------   ---------   ---------   ---------  ---------   ---------
         Net book value
           At end of the period           57,824      79,360       8,823       6,688     12,494     165,189
                                        =========   =========   =========   =========  =========   =========

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


10.      PROPERTY, MACHINERY AND EQUIPMENT (continued)

                  Land use rights and buildings are located in the PRC, where private ownership of land is not allowed. Rather, entities acquire the rights to use land for a designated term. As of September 30, 2002, the Company had rights to use five parcels of land for periods ranging from 40 to 51 years up to 2041 to 2052.

                  Repair and maintenance costs were RMB 15,581,000 for the nine months ended September 30, 2002.

11.      INVESTMENT IN AN EQUITY AFFILIATE

                  Investment in an equity affiliate as of September 30, 2002 is as follows:

                                                                     RMB'000

         Investments in an equity affiliate, at cost                  21,100
                                                               ===============

         Share of net assets at end of period                         20,634
         Other investments                                               600
                                                               ---------------
                                                                      21,234
                                                               ===============

                  Details of the equity affiliate are as follows:  RMB'000

                                                 Country of                              Equity
                                                establishment         Registered        interest        Principal
                  Name of company               and operation           Capital           held         activities
                  ---------------               -------------           -------           ----         ----------
                  Shandong Jingbo               The People's          RMB 50,000         42.2%       Production and
                   Thermoelectrical               Republic                                                sales
                   Company Limited                of China                                            of electrical
                                                                                                     power and heat

                  Share of net loss of investment in an equity affiliate for the nine months ended September 30, 2002 included in retained earnings of the Company was RMB 466,000.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


12.      INTANGIBLE AND OTHER ASSETS

                                            September 30, 2002
                                                   Accumulated
                                            Cost  Amortization          Net
                                            ----  ------------          ---
                                         RMB'000       RMB'000      RMB'000

         Trademark                         3,838          (891)       2,947
         Technical know-how                1,198          (244)         954
                                         --------      --------     --------
         Intangible assets                 5,036        (1,135)       3,901
         Other assets                        800           (44)         756
                                         --------      --------     --------
                                           5,836        (1,179)       4,657
                                         ========      ========     ========

                  Amortization on intangible assets was RMB 419,000 for the nine months ended September 30, 2002.

                  Other assets represented long-term prepaid advertising.

13.      DEFERRED INCOME TAX ASSETS

                  Deferred income taxes are calculated on temporary difference under the liability method using a principal tax rate of 33%.

                   The movements in the deferred income tax assets account for the nine months ended September 30, 2002 are as follows:

                                                                     RMB'000

                   At beginning of period                              5,345
                   Income statement credit/(charge)                   (5,345)
                                                               ---------------

                   At end of period                                        -
                                                               ===============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


14.      SHORT-TERM DEBTS

                  Short-term debts as of September 30, 2002 are as follow:

                                                                     RMB'000

          Other borrowings from unrelated parties                        500
          Current portion of long-term debt (Note 16)                  4,510
                                                               ---------------

                                                                       5,010
                                                               ===============

                  Other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.04% to 6.435% per annum for the nine months ended September 30, 2002.

15.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                Period ended
                                                               September 30,
                                                                        2002
                                                                     RMB'000

          Trade payables                                              43,569
          Salaries and welfare payable                                 1,907
          Accrued expenses                                               434
          Dividends payable by a subsidiary to minority
           shareholders                                                    -
          Interest payable                                             3,716
          Payables for construction-in-progress                        1,966
          Deposits received from staff                                16,225
          Deposits from customers                                     22,069
          Provisions                                                   8,525
          Bills payable                                                5,000
          Others                                                       9,299
                                                               ---------------

                                                                     159,560
                                                               ===============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


16.      OTHER TAXES PAYABLE

                  Details of other taxes payable are as follow:
                                                                    RMB'000

         Value-added tax                                             61,550
         Consumption tax                                             86,564
         Surtaxes                                                     1,814
         Withholding tax                                              1,119
                                                               -------------
                                                                    151,047
                                                               =============

         (a)      Value-Added Tax ("VAT")

                  The Company is subject to VAT, which is levied at the general rates of 6% to 17% on gross sales of the Company's products. An input credit is available whereby VAT paid on the purchases of semi-finished products or raw materials can be used to offset the VAT on sales to determine the net VAT payable.

                  VAT payable at September 30, 2002 included brought forward balances of RMB 45,762,000 from previous years, as the PRC authority has not requested payment of these outstanding amounts.

         (b)      Consumption Tax ("CT")

                  The Company is subject to CT at fixed rates of RMB 277.6 per ton and RMB 117.6 per ton for domestic sales of gasoline and diesel oil, respectively.

                  CT payable at September 30, 2002 included brought forward balances of RMB 79,750,000 from previous years, as the PRC authority has not requested payment of these outstanding amounts.

         (c)      Surtaxes

                  The Company is subject to the following surtaxes:

                      - Urban Construction Tax levied at 5% of CT and net VAT payable;
                      - Education Surcharges levied at 3% of CT and net VAT payable.
                      - Property Tax levied at 1.2% of the cost of property constructed.

         (d)      Withholding taxes

                  The Company is required to withhold personal income tax in respect of dividends paid to individual equity holders and business tax in respect of payments to contractors for construction services.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


17.      LONG-TERM DEBTS

                  Long-term debts as of September 30, 2002 are as follow:

                                                                    RMB'000

                  Bank loans, secured                               190,838
                                                               ==============

                  The bank loans are secured by the Company's property, plant and equipment with net book value of RMB 150,879,000, and bear interest at the rate ranging from 5.04% to 6.435% per annum. Bank loans totaling RMB 17,288,000 repayable within five years over 60 monthly installments consisting of both principal and interest. Bank loans totaling RMB 173,550,000 is an interest only loan with the principal amount maturing in December 2010.

                  Maturities of long-term debts at September 30, 2002 were as follows:

                                                                     RMB'000

                  2003                                                 4,510
                  2004                                                 4,510
                  2005                                                 4,510
                  2006                                                 3,758
                  2007                                                     -
                  Thereafter                                         173,550
                                                               ---------------

                                                                     190,838
                                                               ===============

18.      PAID-IN CAPITAL

                  Paid in capital represents the combined registered and paid-in capital of Petrochemical Company and Agrochemical Company.

                  As discussed in Note 1, Agrochemical Company de-consolidated from Petrochemical Company on April 5, 2002. Consequently, Agrochemical Company's financial statements are combined with accompanying combined financial statements from April 6, 2002 through September 30, 2002. As a result, Agrochemical Company's capital and accumulated deficit of RMB 15,115,000 and RMB (2,213,000), respectively, were combined as of April 6, 2002.

                  As discussed in Note 1, Lunong Chemical Company de-registered on April 5, 2002 and the assets and liabilities of Lunong Chemical Company were transferred to Agrochemical Company at the historical amounts on that same date. Lunong Chemical Company's shareholders equity was comprised of paid-in capital of RMB 13,454,000, accumulated deficit of RMB 3,431,000, and statutory common funds of RMB 808,000, which was accounted for as contributed capital.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


                  STATUTORY COMMON FUNDS

                                                Statutory           Statutory
                                                   Common              common
                                             reserve fund        welfare fund             Total
                                             ------------        ------------             -----
                                                  RMB'000             RMB'000           RMB'000

          Balance at December 31, 2001              3,143               1,572             4,715

          Lunong Chemical Company
          (de-registration)                          (539)               (269)             (808)
                                           ----------------    ----------------  ---------------

          Balance at September 30, 2002             2,604               1,303             3,907
                                           ================    ================  ===============

         (a) Pursuant to PRC regulations and the Company's Articles of Organization, the Company is required to transfer 10% of its net income, as determined under the PRC accounting regulations, to a statutory common reserve fund until such fund equals 50% of the Company's registered capital. The transfer to this reserve must be made prior to any distribution of dividends to the Company's shareholders.

                  The statutory common reserve fund shall only be used to makeup for previous years' losses, to expand the Company's production operations, or to increase the capital of the Company. Additionally, the Company may convert its statutory common reserve fund into capital and issue bonus capital to existing shareholders in proportion to their original shareholdings, provided approval by a resolution of shareholders' general meeting and the balance of the reserve fund after such issue is not less than 25% of the registered capital.

         (b) Pursuant to the PRC regulations and the Company's Articles of Organization, the Company is required to transfer 5% to 10% of its net income, as determined under the PRC accounting regulations, to the statutory common welfare fund. This fund can only be used to provide staff welfare facilities and other collective benefits to the Company's employees. This fund is non-distributable other than in liquidation. The Company currently transfers 5% of the net income, as provided under the PRC accounting regulations to the statutory common welfare fund. No transfer to reserve had been made for the nine months ended September 30, 2002.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


19.      COMMITMENTS

         (a)      Operating lease commitments

                           Under a lease agreement, the Company has committed to
                  pay predetermined rental to a PRC government for the period from 8 July 1996 to 2010. Future minimum lease payments as of September 30, 2002 under these arrangements are analyzed as follows:

                                                                    RMB'000

                           - 2003                                        70
                           - 2004                                        76
                           - 2005                                        83
                           - 2006                                        92
                           - 2007                                       101
                           - thereafter                                 475
                                                               --------------

                                                                         897
                                                               ==============

                           Operating lease expenses for buildings were RMB
                  67,000 for the nine months ended September 30, 2002.

         (b)      Capital commitments

                           During the nine months ended September 30, 2002, the
                  Company entered into various construction contracts. As of September 30, 2002, remaining commitments related to these construction contracts totaled RMB 2,570,000.

20.      RELATED PARTY TRANSACTIONS

                  Parties are considered to be related if they are subject to common control or common significant influence, common ownership, direct or indirect ownership between parties, or transactions with employees.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


21.      RELATED PARTY TRANSACTIONS (continued)

                  The Company's significant related party transactions affecting the operational results for the nine months ended September 30, 2002 are as follows:

                                                                       RMB'000

                  Sales to Shandong Jingbo Logistic Centre
                    Company Limited                                        197
                                                                     ===========

                  Interest expenses paid to short-term
                    advances from Shandong Jingbo Logistic
                    Centre Company Limited                                 378
                                                                     ===========

                  Interest expenses paid to loans from
                    Shareholders                                           436
                                                                     ===========

                  Due from/to related parties as of September 30, 2002 are as follow:

                                                                       RMB'000

                  Due from related parties
                    Employee advances                                   10,337
                    Technology Development Centre                       14,694
                    Shandong Boxing Kelung Chemical Company Limited
                                                                            35
                    Shandong Jingbo Thermoelectrical Company Limited    16,901
                                                                     -----------
                    Total due from related parties                      41,967
                                                                     ===========

                  Due to related parties:
                    Loans from shareholders                              4,891
                    Loans from employees                                23,167
                    Shandong Jingbo Logistic Company Limited            14,467
                    Shandong Jingbo Food Technology Company
                    Limited                                              4,000
                    Shandong Jingbo Printing Company Limited               325
                                                                     -----------
                    Total due to related parties                        46,850
                                                                     ===========

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


21.      RELATED PARTY TRANSACTIONS (continued)

                  Amounts due from related parties are interest free, unsecured and without predetermined repayment terms.

                  Amounts due to shareholders are interest free, unsecured and without predetermined repayment terms.

                  Amounts due to employees are unsecured, interest bearing at 7.2% per annum and without predetermined repayment terms.

22.      RETIREMENT PLAN

                  As stipulated by the regulations of the PRC government, the Company operates a defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their employees. Employees of the PRC companies are required to contribute 6% and 5% of their basic salary for the nine months ended September 30, 2002, with the maximum amount of contribution of 8%. For the nine months ended September 30, 2002, contributions made by the Company approximated RMB 740,000.

23.      SEGMENT INFORMATION

                  The Company is engaged in two business segments, namely, petrochemical and agrochemical.

         Description of products by segment
         ----------------------------------

                  The petrochemical segment is engaged in the manufacturing and sales of petrochemical products in the PRC.

                  The agrochemical segment is engaged in the manufacturing and sales of agricultural chemical products in the PRC.

                  All assets and operations of the Company are located in the PRC, which is considered as one geographic location in an economic environment with similar risks and returns.

         Measurement of segment income or loss and segment assets
         --------------------------------------------------------

                  The Company evaluates performance and allocates resources based on results from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers between reportable segments are not material for any periods presented.

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


23.      SEGMENT INFORMATION (continued)

         Factors management used to identify the Company's reportable segments
         ---------------------------------------------------------------------

                  The Company's reportable segments are business units that offer different products.

         Operating segment information
         -----------------------------
                                                                         Nine
                                                                 months ended
                                                                September 30,
                                                                         2002
                                                                --------------
                                                                      RMB'000
         Net sales:
            Petrochemical
               Net sales to unaffiliated customers                    673,094
                                                                --------------
            Agrochemical
               Net sales to unaffiliated customers                     45,261
                                                                --------------
         Total consolidated net sales                                 718,355
                                                                ==============
         Depreciation, depletion and amortization expenses:
            Petrochemical                                               7,824
            Agrochemical                                                2,780
                                                                --------------
         Total consolidated depreciation, depreciation
          and amortization expenses                                    10,604
                                                                ==============
         Segment income:
            Petrochemical                                              41,589
            Agrochemical                                                9,973
                                                                --------------
         Total segment income                                          51,562

         Reconciling items:
            Corporate (expenses)/income                                 1,263
            Interest income                                               810
            Interest expenses                                          (6,426)
                                                                --------------
         Total consolidated income before income taxes
            and discontinued operations                                47,209
                                                                ==============
         Segment assets:
            Petrochemical                                             482,954
            Agrochemical                                               95,010
                                                                --------------
         Total consolidated assets                                    577,964
                                                                ==============

           SHANDONG JINGBO PETROCHEMICAL COMPANY LIMITED AND AFFILIATE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


23.      SEGMENT INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------
                                                                         Nine
                                                                 months ended
                                                                September 30,
                                                                         2002
                                                                --------------
         Expenditure for additions to long-lived assets:
            Petrochemical                                              47,787
            Agrochemical                                               14,714
                                                                --------------
         Total consolidated expenditure for
            additions to long-lived assets                             62,501
                                                                ==============

                  Long-lived assets of reportable segments and corporate assets consisted of property, plant and equipment located in the PRC.

         Major customers
         ---------------

                  For the nine months ended September 30, 2002, the Company did not have any major customers with sales exceeding 10% of the total combined net sales.

24.      SUBSEQUENT EVENTS

                  On December 31, 2002, Petrochemical Company and Agrochemical Company reorganized whereby operational assets and liabilities of both companies were transferred to Jingbo Chemical (Bo Xing) Company Limited ("Boxing"), a newly formed foreign direct-owned company in the PRC. Concurrently, AP Henderson Ventures ("Ventures"), a newly formed Nevada corporation, acquired the outstanding capital of Boxing in exchange for 10,000 shares of Ventures' common stock. On January 15, 2003, Ventures completed a reverse acquisition with Magnolia Ventures, Inc. ("Magnolia"), a publicly traded non-operational Nevada corporation, pursuant to which Magnolia acquired all of the outstanding shares of Ventures capital stock in exchange for a controlling interest of Magnolia. The accounting for these transactions are identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets shall be recorded. Accordingly, the financial statements of Magnolia will be the historical financial statements of Boxing, formerly the operations of Petrochemical Company and Agrochemical Company.

In January 2003, Magnolia changed its name to AP Henderson Group and effectuated a 1.875 for one stock split of its outstanding shares of common stock.

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

On January 15, 2003, AP Henderson Ventures, a Nevada corporation ("AP Ventures"), completed a reverse acquisition of the AP Henderson Group (the "Registrant"), a Nevada corporation formerly known as Magnolia Ventures, Inc., pursuant to which the Registrant acquired all of the outstanding shares of AP Ventures capital stock in exchange for a controlling interest in the Registrant (the "Reorganization").

AP Ventures was organized on December 31, 2002 for the purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. ("Jingbo"), a Chinese foreign direct investment enterprise. On December 31, 2002, the owner of all of the capital shares of Jingbo transferred those capital shares to AP Ventures in exchange for AP Ventures' issuance of a total of 10,000 common shares. AP Ventures conducted no operations or acquired any assets or liabilities from the date of its organizations to time of its acquisition of Jingbo.

Jingbo was formed in 2002 for the purpose of acquiring certain operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the People's Republic of China. Jingbo acquired the operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited on December 31, 2002, immediately prior to AP Ventures' acquisition of the capital shares of Jingbo. Jingbo conducted no operations or acquired any assets or liabilities from the date of its organizations to time of its acquisition of the operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited Jingbo.

The adjustments to the historical financial statements reflect the effect of the recording of the reverse merger of the Registrant and the previously privately-held AP Ventures and the retroactive effect of the forward split of the Registrant's common stock effected on February 11, 2003. The reported results of operations and financial condition are those of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited inasmuch as neither AP Ventures nor Jingbo had any operations or capital transactions other than their above-described acquisitions. The adjustments eliminate the results of operations for the Registrant for the periods before the reverse acquisition of the Registrant by AP Ventures, combine the balance sheets of both entities and reflect the shareholders' equity/deficit as if the transaction had occurred at the date of the pro forma statements.


                                                       AP HENDERSON GROUP
                                                            PRO FORMA
                                                   CONSOLIDATED BALANCE SHEET
                                                       SEPTEMBER 30, 2002
                                                           (UNAUDITED)

                                                (AMOUNTS EXPRESSED IN THOUSANDS)

                                                       Historical
                                               --------------------------                                           Pro Forma
                                               AP Henderson    Magnolia     Consolidated   Pro Forma               Consolidated
                                               Group (a)(b)  Ventures, Inc.    Total      Adjustments                 Balance
                                               ------------  ------------   ------------  ------------             ------------
ASSETS
Current assets
   Cash and cash equivalents                   $    19,828   $        --    $    19,828   $    (5,996) (c)         $    13,832
   Accounts receivable, less allowance
     for doubtful accounts                           2,071            --          2,071                                  2,071
   Due from related parties                          5,070            --          5,070                                  5,070
   Inventories                                       5,825            --          5,825                                  5,825
   Prepaid expenses and other current assets        13,947            --         13,947          (260) (c)              13,687
                                               ------------  ------------   ------------                           ------------
   Total current assets                             46,741            --         46,741                                 40,485

Property, plant and equipment, less
   accumulated depreciation,
   depletion and amortization                       19,957            --         19,957        (2,307) (c)              17,650
Long term investments                                2,565            --          2,565        (2,565) (c)                  --
Intangible and other assets                            563            --            563           (39) (c)                (524)
Deferred tax assets                                     --            --             --                                     --
                                               ------------  ------------   ------------                           ------------

Total assets                                   $    69,826   $        --    $    69,826                            $    58,659
                                               ============  ============   ============                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                             $       605   $        41    $       646                            $       646
   Accounts payable and accrued liabilities         13,616             1         13,617         1,961 (c)               11,656
   Due to related parties                            5,069            --          5,069                                  5,069
   Dividends payable                                   591            --            591                                    591
   Income tax payable                                  584            --            584            18 (c)                  566
   Other taxes payable                              18,249            --         18,249        15,166 (c)                3,083
                                               ------------  ------------   ------------                           ------------
      Total current liabilities                     38,714            42         38,756                                 21,611

Long term debts                                     23,056            --         23,056                                 23,056
                                               ------------  ------------   ------------                           ------------

Total liabilities                                   61,770            42         61,812                                 44,667

Shareholders' equity
   Capital                                           5,885            39 (e)      5,924         5,886 (d)                   44
                                                                                                   (6)(e)(f)
   Additional paid-in capital                           --            --             --        (5,960)(c)               11,846
                                                                                               (5,886)(c)
   Retained earnings                                 1,699           (81)         1,618             6 (e)(f)             1,630
                                                                                                  (18)(c)

   Statutory reserves fund                             472            --            472                                    472
                                               ------------  ------------   ------------                           ------------
   Total shareholders' equity                        8,056           (42)         8,014                                 13,992
                                               ------------  ------------   ------------  ------------             ------------
Total liabilities and shareholders' equity     $    69,826   $        --    $    69,826   $        --              $    58,659
                                               ============  ============   ============  ============             ============

(a) These amounts reflect the combined results of operations and financial condition of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited.
(b) These amounts have been converted from the Peoples Republic of China's Reminbi currency into US $ using a conversion factor of 8.276.
(c) Assets and liabilities that have been spun-off on December 31, 2002 as a result of a reorganization.
(d) Pro forma adjustments to properly reflect the common stock at the par value of $0.001.
(e) Shares issued as a result of the merger of AP Henderson with Magnolia Ventures, Inc.
(f) Shares have been retroactively adjusted to reflect a forward stocksplit of
    1.875 to 1.00.


                                                         AP HENDERSON GROUP
                                                             PRO FORMA
                                                  CONSOLIDATED STATEMENT OF INCOME
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                            (UNAUDITED)

                                                  (AMOUNTS EXPRESSED IN THOUSANDS)
                                                         Historical
                                                 -----------------------------                                          Pro Forma
                                                 AP Henderson      Magnolia      Consolidated     Pro Forma            Consolidated
                                                 Group (a)(b)    Ventures, Inc.      Total        Adjustments              Total
                                                 -------------   -------------   -------------   -------------         -------------
Revenues
   Sales and other operating revenues            $     86,787    $         --    $     86,787    $         --          $     86,787

Operating expenses
   Purchases, services and other                      (72,270)             --         (72,270)             --               (72,270)
   Employee compensation costs                         (1,229)             --          (1,229)             --                (1,229)
   Depreciation, depletion and amortization            (1,281)             --          (1,281)             --                (1,281)
   Selling, general and adminstrative expenses         (1,182)              6          (1,176)             --                (1,176)
   Taxes other than income taxes                       (5,018)             --          (5,018)             --                (5,018)
   Other (income)/expense, net                            631              --             631               6 (c)               637
                                                 -------------   -------------   -------------   -------------         -------------
      Total operating expenses                        (80,349)              6         (80,343)              6               (80,337)

Income from operations                                  6,438              (6)          6,444              (6)                6,450

Finance costs
   Interest income                                         98              --              98              --                    98
   Interest expense                                      (776)             --            (776)             --                  (776)
                                                 -------------   -------------   -------------   -------------         -------------
      Total finance costs                                (678)             --            (678)             --                  (678)

Loss from equity affiliate                                (56)             --             (56)             56 (d)                --
                                                 -------------   -------------   -------------   -------------         -------------

Income before income taxes                              5,704              (6)          5,710              50                 5,772
Income taxes                                           (1,712)             --          (1,712)            (18)(d)            (1,730)
                                                 -------------   -------------   -------------   -------------         -------------

Income before minority interests                        3,992              (6)          3,998              68                 4,042
Loss applicable to minority interests                    (100)             --            (100)             --                  (100)
                                                 -------------   -------------   -------------   -------------         -------------

Net income                                       $      3,892    $         (6)   $      3,898    $         68          $      3,942
                                                 =============   =============   =============   =============         =============

Earnings per share:
     Basic and fully diluted earnings per share (not expressed in thousands)                                           $       0.09
                                                                                                                       =============
     Weighted average outstanding shares used in calculation                                                                 45,000
                                                                                                                       =============


(a) These amounts reflect the combined results of operations and financial condition of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited.
(b) These amounts have been converted from the Peoples Republic of China's Reminbi currency into US $ using a conversion factor of 8.276.
(c) Pro forma adjustments to reflect the value of shares issued as a result of the merger of AP Henderson with Magnolia Ventures, Inc.
(d) Pro forma adjustments related to certain assets spun-off as of 12/31/02 as a result of a reorganization.


                                                         AP HENDERSON GROUP
                                                             PRO FORMA
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                            (UNAUDITED)

                                                  (AMOUNTS EXPRESSED IN THOUSANDS)

                                                          Historical
                                                  -----------------------------                                         Pro Forma
                                                  AP Henderson      Magnolia      Consolidated     Pro Forma           Consolidated
                                                    Group (a)     Ventures, Inc.      Total        Adjustments             Total
                                                  -------------   -------------   -------------   -------------        -------------
Revenues
   Sales and other operating revenues             $     61,537    $         --    $     61,537    $         --         $     61,537

Operating expenses
   Purchases, services and other                       (46,381)             --         (46,381)             --              (46,381)
   Employee compensation costs                          (2,845)             --          (2,845)             --               (2,845)
   Depreciation, depletion and amortization             (1,997)             --          (1,997)             --               (1,997)
   Selling, general and administrative expenses         (1,551)             (5)         (1,556)             --               (1,556)
   Impairment loss                                          --              --              --              --                   --
   Taxes other than income taxes                        (4,022)             --          (4,022)             --               (4,022)
   Other (income)/expense, net                             683              --             683               6 (b)              689
                                                  -------------   -------------   -------------   -------------        -------------
      Total operating expenses                         (56,113)             (5)        (56,118)              6              (56,112)

Income from operations                                   5,424              (5)          5,419              (6)               5,425

Finance costs
   Interest income                                         215              --             215              --                  215
   Interest expense                                       (582)             --            (582)             --                 (582)
                                                  -------------   -------------   -------------   -------------        -------------
      Total finance costs                                 (367)             --            (367)             --                 (367)

Loss from equity affiliate                                  --              --              --              --                   --
                                                  -------------   -------------   -------------   -------------        -------------

Income before income taxes                               5,057              (5)          5,052              (6)               5,058
Income taxes                                            (1,280)             --          (1,280)             --               (1,280)
                                                  -------------   -------------   -------------   -------------        -------------

Income before minority interests                         3,777              (5)          3,772              (6)               3,778
Loss applicable to minority interests                     (133)             --            (133)             --                 (133)
                                                  -------------   -------------   -------------   -------------        -------------

Net income                                        $      3,644    $         (5)   $      3,639    $         (6)        $      3,645
                                                  =============   =============   =============   =============        =============

Earning before income taxes, depreciation and amortization (EBITDA) calculation:
   Net income                                                                                                          $      3,645
   Add:
     Depreciation, depletion and amortization                                                                                 1,997
     Income taxes                                                                                                             1,280
                                                                                                                       -------------

   EBITDA                                                                                                              $      6,922
                                                                                                                       =============

Earnings before income taxes (EBIT) calculcation:
   Net income                                                                                                          $      3,645
   Add:
     Income taxes                                                                                                             1,280
                                                                                                                       -------------

    EBIT                                                                                                               $      4,925
                                                                                                                       =============

Earnings per share:
   Basic and fully diluted earnings per share (not expressed in thousands)                                             $       0.08
                                                                                                                       =============
   Weighted average outstanding shares used in calculation                                                                   45,000
                                                                                                                       =============


(a) These amounts have been converted from the Peoples Republic of China's Reminbi currency into US $ using a conversion factor of 8.276.
(b) Pro forma adjustments to reflect the value of shares issued as a result of the merger of AP Henderson with Magnolia Ventures, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         Set forth below are our directors and officers, including key executive officers of our wholly-owned operating subsidiary, Jingbo Chemical (Bo Xing) Company Ltd.


        NAME                      AGE                                  POSITION
-------------------------       -------        -------------------------------------------------------
Richard Henry                     48           Chairman of the Board, President, Chief Executive
                                                   Officer and Chief Financial Officer

Yun Sheng Ma                      39           President of Jingbo Chemical

Qing Ling Shi                     36           Vice President of Operations of Jingbo Chemical

Xing Lin Wang, Ph. D              38           Vice President of Agrochemical Division of Jingbo
                                                   Chemical

Li Jun Cao                        44           Vice President of Finance and Chief Financial Officer
                                                   of Jingbo Chemical

Richard Lui                       37           Director


         Mr. Henry has been the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of AP Henderson Group since January 15, 2003. Mr. Henry is the founder of Jingbo Chemical (Bo Xing) Company Ltd. and has served as a director of Jingbo Chemical since its founding in September 2002. Mr. Henry has served as President of American Home Furniture Industries, Inc., a manufacturer of home furniture, for the last ten years. Mr. Henry also serves as Chairman of the Board of Holland House Furniture Industries, Inc., a position he has held for three years, and President of Bally Leather (China ) Industries, Inc., a position he has held for the last year.

         Mr. Ma has served as President of Jingbo Chemical since December 2002. Mr. Ma previously served as Chief Executive Officer of Shandong Jingbo Petrochemical Limited from January 2000 to December 2002, and Chief Executive Officer of Shandong Bo Xing Lubricant Factory from April 1995 to December 1999.

         Mr. Shi has served as Vice President of Operations of Jingbo Chemical since December 2002. From January 2000 to December 2002, Mr. Shi was Vice President of Shandong Jingbo Petrochemical Limited. Mr. Shi served as Vice President and Chief Engineer of Shandong Bo Xing County Lubricant Factory from March 1995 to December 1999.

         Mr. Wang has served as Vice President of the Agrochemical Division of Jingbo Chemical since December 2002. From April 2002 to December 2002, Mr. Wang served as President of Shandong Jingbo Agrochemical Limited. Mr. Wang also served as Vice President of Shenzen Rui De Feng Company from May 1998 to February 2002.

         Mr. Cao has served as Vice President of Finance and Chief Financial officer of Jingbo Chemical since December 2002. Mr. Cao previously served as Vice President of Finance and Chief Financial Officer of Shandong Jingbo Petrochemical Limited from December 2000 to December 2002. From January 1999 to December 2000, Mr. Cao was Executive Assistant of Shandong Bo Xing County Lubricant Factory.

         Mr. Lui has served as a director of AP Henderson Group since January 15, 2003. Mr. Lui has served as President of Morgan Capital International, Inc., a Los Angeles, California based financial and management consulting company, since July 2002. From September 1997 to July 2002, Mr. Lui was the President of GlobalLink Securities, Inc. a NASD member broker-dealer.

         All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all
Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, each of our former officers and directors, each of whom was also a ten percent (10%) shareholder, complied with the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and non-cash compensation earned during fiscal 2002, 2001 and 2000 by our chief executive officer and our four other executive officers, all of whom received or earned cash and non-cash salary and bonus of more than US$100,000 for fiscal 2002. In reviewing the table, please keep in mind that:

         o The executive officers identified below are officers of Jingbo Chemical (Bo Xing) Company Ltd., which was acquired by us on January 15, 2003, and the reported compensation was earned while employed by Jingbo Chemical or its predecessors;

         o All of our paid compensation was denominated in Renminbi ("RMB"), the national currency of the Peoples' Republic of China. Solely for the convenience of the reader, the compensation information has been converted into United States dollars at the noon buying rate in New York City as of the last date of the specified year (US$1.00 = RMB 8.2773 as of December 31, 2002, US$1.00 = RMB 8.2766 as of December 31, 2001 and US$1.00 = RMB 8.2774 as of December 31, 2000; and

         o During 2000 through 2002, our officers and directors were Peggy Melilli, Dennis Melilli, and Sherri Lynn Cooper, all of whom resigned on January 15, 2203 and none of whom were paid any compensation during 2000, 2001 or 2002.

                                       ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ---------------------------------------- ------------------------------
                                                          OTHER                    COMMON SHARES
                                                          ANNUAL      RESTRICTED    UNDERLYING
                                      SALARY   BONUS   COMPENSATION     STOCK     OPTIONS GRANTED      ALL OTHER
    NAME AND POSITION        YEAR       ($)     ($)        ($)         AWARDS ($)   (# SHARES)        COMPENSATION
    -----------------        ----     ------   -----   ------------    ----------   ----------        ------------
Richard Henry, President     2002      -0-      -0-         -0-           -0-            -0-               -0-
and Chief Executive          2001      -0-      -0-         -0-           -0-            -0-               -0-
Officer                      2000      -0-      -0-         -0-           -0-            -0-               -0-

Ma Yun Sheng, President      2002    $ 60,406   $33,827     -0-           -0-            -0-               -0-
of Jingbo Chemical Ltd.      2001    $483,249   -0-         -0-           -0-            -0-               -0-
                             2000    $386,599   -0-         -0-           -0-            -0-               -0-

Shi Qing Ling, Vice          2002    $ 24,162   $13,289     -0-           -0-            -0-               -0-
President of Operations      2001    $ 27,746   -0-         -0-           -0-            -0-               -0-
of Jingbo Chemical Ltd.      2000    $181,218   -0-         -0-           -0-            -0-               -0-

Wang Xing Lin, Ph. D,        2002    $ 30,203   $16,310     -0-           -0-            -0-               -0-
Vice President of            2001    $144,974   -0-         -0-           -0-            -0-               -0-
Agrochemical Division of     2000    $120,812   -0-         -0-           -0-            -0-               -0-
Jingbo Chemical Ltd.

Cao Li Jun, Vice             2002    $ 12,081   $ 6,041     -0-            -0-               -0-
President of Finance and     2001    $169,137   -0-         -0-           -0-            -0-               -0-
Chief Financial Officer      2000    $138,934   -0-         -0-           -0-            -0-               -0-
of Jingbo Chemical Ltd.


                                     OPTION/SAR GRANTS IN 2002 FISCAL YEAR

                                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF
                                 SECURITIES
                                 UNDERLYING         % OF TOTAL OPTIONS/SARS      EXERCISE OR
                                OPTIONS/SARS        GRANTED TO EMPLOYEES IN       BASE PRICE
          NAME                  GRANTED (#)               FISCAL YEAR               ($/SH)        EXPIRATION DATE
-------------------------   ---------------------   -------------------------   ---------------   -----------------
                                                          NONE



                         AGGREGATED OPTION/SAR EXERCISES IN 2002 FISCAL YEAR
                                     AND FY-END OPTION/SAR VALUES

                                                                                NUMBER OF             VALUE OF
                                                                                SECURITIES           UNEXERCISED
                                                                                UNDERLYING          IN-THE-MONEY
                                                                               UNEXERCISED         OPTIONS/SARS AT
                                                                             OPTIONS/SARS AT         FY-END ($)
                                                                                FY-END (#)

             NAME                  SHARES ACQUIRED      VALUE REALIZED         EXERCISABLE/          EXERCISABLE/
                                   ON EXERCISE (#)            ($)             UNEXERCISABLE         UNEXERCISABLE
-------------------------------   ------------------   ------------------    -----------------    ------------------
                                                           NONE




         COMPENSATION OF DIRECTORS. At the present time, directors receive no compensation for serving as directors, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time, we may engage certain members of the Board of Directors to perform services on our behalf and we will compensate such persons for the services which they perform.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2003 by:

         o each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all directors and executive officers as a group.

         In reviewing the table, please keep in mind, that the percentage amounts for each reported party are based on 45,000,002 common shares issued and outstanding as of April 11, 2003. The address of each individual is 600 Wilshire Blvd., Suite 1252, Angeles, California 90017.


             NAME AND ADDRESS                                 NUMBER OF SHARES                    PERCENTAGE OWNED
--------------------------------------------     -------------------------------------------    --------------------
Richard Henry                                                    39,054,465                           86.79%
Richard Lui                                                       1,432,125                            3.18%
All officers and directors as a group (two
persons)                                                         40,486,590                           89.97%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our Chairman of the Board, Richard Henry, has advanced to us approximately US$350,000 for certain transactional costs and expenses associated with the reorganization described in Part 1, Item 1 "Business - Business Development." The advances are non interest bearing and payable on demand.

ITEM 14.  CONTROLS AND PROCEDURES.

         During the 90-day period prior to the filing date of this report, management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
         -----------------------------------------------

         (1)      FINANCIAL STATEMENTS:

                  See index to financial statements on page 15.

         (2)      FINANCIAL STATEMENT SCHEDULES:

                  All financial statement schedules have been omitted because the required information is included in our consolidated financial statements or the related notes, or is not applicable.

         (3)      EXHIBITS

                  The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on page E-1 of this report.

(b)      REPORTS ON FORM 8-K:
         --------------------

                  None.

(c)      EXHIBITS:
         --------

                  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(d)      FINANCIAL STATEMENT SCHEDULES:
         ------------------------------

                  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AP HENDERSON GROUP

Date:  April 14,  2003                By:  /S/ RICHARD HENRY
                                         ---------------------------------------
                                          Richard Henry, President and Chief
                                                         Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                                       Date
---------                        -----                                       ----

/S/ RICHARD HENRY                Chairman of the Board, President, Chief    April 14, 2003
---------------------------      Executive Officer and Chief Financial
Richard Henry                    Officer

/S/ RICHARD LUI                  Director                                   April 14, 2003
---------------------------
Richard Lui


                                            CERTIFICATIONS

I, Richard Henry, certify that:

1. I have reviewed this annual report on Form 10-K of AP Henderson Group ("registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/S/ RICHARD HENRY
-----------------
Richard Henry
Chief Financial Officer

I, Richard Henry, certify that:

1. I have reviewed this annual report on Form 10-K of AP Henderson Group ("registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/S/ RICHARD HENRY
Richard Henry
Chief Executive Officer


                                              AP HENDERSON GROUP

                                        Exhibit Index to Annual Report
                                        ------------------------------
                                                 on Form 10-K
                                                 ------------

                                  For the fiscal year ended December 31, 2002

ITEM
NO.                              DESCRIPTION                                        METHOD OF FILING
----------  -------------------------------------------------------  -----------------------------------------------
2.1          Securities Purchase Agreement dated January 15, 2003    Incorporated by reference to Exhibit 2.1 to
             between Richard Henry and AP Henderson Group            AP Henderson Group's Current Report on Form
                                                                     8-K dated January 15, 2003 and filed with the
                                                                     Securities and Exchange Commission on January
                                                                     30, 2003.

3.1         Amended and Restated Articles of Incorporation           Filed herewith.

3.2         Bylaws                                                   Incorporated by reference to Exhibit 3.2 to
                                                                     AP Henderson Group's (f/k/a/Magnolia
                                                                     Ventures, Inc.) Form 10-SB Registration
                                                                     Statement filed with the Securities and
                                                                     Exchange Commission on July 26, 2000.

4.1         Specimen of Common Stock Certificate                     Filed herewith.

21.1        List of Subsidiaries                                     Filed herewith.

99          Section 906 Certification                                Filed herewith.


                                      E-1