Form 10-Q
period 2003-03-31
AP HENDERSON GROUP
filed 2003-05-20
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Transition Period From ______________ To ______________

Commission file number:   0-31153


                               AP HENDERSON GROUP
             (Exact Name of Registrant as Specified in Its Charter)




            NEVADA                                               88-0355504
--------------------------------                            --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


          600 WILSHIRE BLVD., SUITE 1252, LOS ANGELES, CALIFORNIA 90017
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (213) 538-1203
                                 --------------
                          Registrant's Telephone Number


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of May 19, 2003, the registrant had 45,000,002 of its common stock outstanding.

                               AP HENDERSON GROUP

                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2003


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance sheets as of March 31, 2003 (unaudited) and December 31,
           2002................................................................3
         Statements of income for the three months ended March 31, 2003 and 2002 (unaudited)................................................4
         Statements of cash flows for the three months ended March 31, 2003 and 2002 (unaudited)................................................5
         Notes to financial statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

Item 3.  Qualitative and Quantitative Disclosure About Market Risk............12

Item 4.  Controls and Procedures..............................................12

PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................13
Item 4.  Submission of Matters to a Vote of Security Holders..................13
Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                             AP HENDERSON GROUP
                                     (FORMERLY MAGNOLIA VENTURES, INC.)
                                         CONSOLIDATED BALANCE SHEETS
                                 AS OF DECEMBER 31, 2002 AND MARCH 31, 2003

                                                              DECEMBER 31,      MARCH 31,       MARCH 31,
                                                                  2002            2003            2003
                                                                RMB'000          RMB'000         US$'000
                                                             ---------------  --------------  --------------
                                                                                (UNAUDITED)    (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                        121,236         313,073          37,544
   Accounts receivable, net                                           6,215           7,169             860
   Due from related parties                                          30,822          31,047           3,723
   Inventories                                                      119,595         171,443          20,560
   Prepaid expenses and other current assets                         53,396         148,385          17,794
                                                             ---------------  --------------  --------------
     Total current assets                                           331,264         671,117          80,481

Property, plant and equipment, net                                  171,837         187,811          22,522
Intangible and other assets, net                                      4,513           3,916             470
Deferred tax assets                                                   2,968           2,968             356
                                                             ---------------  --------------  --------------

     Total assets                                                   510,582         865,812         103,829
                                                             ===============  ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                          74,096         192,966          23,141
   Short-term debts                                                  88,500         336,389          40,340
   Due to related parties                                            41,071          40,980           4,914
   Income taxes payable                                               9,450           1,809             217
   Other taxes payable                                               12,476          12,476           1,496
                                                             ---------------  --------------  --------------
     Total current liabilities                                      225,593         584,620          70,108
                                                             ---------------  --------------  --------------

Long-term liabilities
   Due to related parties                                            23,118          21,531           2,582
   Long-term debts                                                  145,350         145,350          17,431
                                                             ---------------  --------------  --------------

     Total liabilities                                              394,061         751,501          90,121

Shareholders' equity
   Preferred share - RMB 0.08 (US$ 0.01) par value, 25,000,000
     shares authorized, no shares issued and outstanding                  -               -               -
   Common share - RMB 0.008 (US$ 0.001) par value, 200,000,000 shares authorized, 39,375,000 and 45,000,002 shares issued and outstanding at December 31, 2002 and March 31, 2002,
      respectively                                                      326             360              43
   Additional paid-in capital                                        48,384          48,384           5,802
   Retained earnings                                                 63,904          64,434           7,727
   Statutory common funds                                             3,907           1,133             136
                                                             ---------------  --------------  --------------
     Total shareholders' equity                                     116,521         114,311          13,708
                                                             ---------------  --------------  --------------

     Total liabilities and shareholders' equity                     510,582         865,812         103,829
                                                             ===============  ==============  ==============


                              See accompanying notes to consolidated financial statements



                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                           CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                                      (UNAUDITED)

                                                                       2002              2003               2003
                                                                      RMB'000           RMB'000            US$'000
                                                                  ----------------  ----------------   ----------------
REVENUES
    Sales and other operating revenues                                    115,026           268,884             32,245

OPERATING EXPENSES
    Purchases, services and other                                          99,082           240,650             28,859
    Selling, general and administrative expenses                            5,394             8,426              1,010
    Taxes other than income taxes                                           9,848            12,607              1,512
                                                                  ----------------  ----------------   ----------------
      Total operating expenses                                            114,324           261,683             31,381
                                                                  ----------------  ----------------   ----------------

        Income from operations                                                702             7,201                864

OTHER INCOME (EXPENSE)
    Other income (expense), net                                                75            (5,104)              (613)
                                                                  ----------------  ----------------   ----------------
      Total other income (expense)                                             75            (5,104)              (613)
                                                                  ----------------  ----------------   ----------------
        Income before income taxes and minority interests                     777             2,097                251
    Income taxes                                                              376             1,018                122
                                                                  ----------------  ----------------   ----------------
        Income before minority interests                                      401             1,079                129
    Income (loss) applicable to minority interests                              -                 -                  -
                                                                  ----------------  ----------------   ----------------

        Net income                                                            401             1,079                129
                                                                  ================  ================   ================

Earnings per share data:
    Basic & fully diluted earnings per share                                 0.01              0.02               0.00
                                                                  ================  ================   ================
    Weighted average common shares outstanding                         39,375,000        44,062,500         44,062,500
                                                                  ================  ================   ================

                              See accompanying notes to consolidated financial statements




                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                                      (UNAUDITED)


                                                                 2002             2003            2003
                                                                RMB'000         RMB'000          US$'000
                                                             --------------  ---------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                          401            1,079             129
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                 3,118            3,804             456
   Net changes in operating assets and liabilities                 (38,292)         (48,387)         (5,802)
                                                             --------------  ---------------  --------------
       Net cash provided by operating activities                   (34,773)         (43,504)         (5,217)
                                                             --------------  ---------------  --------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                      (30,861)         (12,558)         (1,506)
                                                             --------------  ---------------  --------------
       Net cash used in investing activities                       (30,861)         (12,558)         (1,506)
                                                             --------------  ---------------  --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from short and long-term debt                           32,582          563,247          67,545
   Payments on short and long-term debt                             (5,673)        (315,348)        (37,817)
                                                             --------------  ---------------  --------------
       Net cash provided by financing activities                    26,909          247,899          29,728
                                                             --------------  ---------------  --------------

Net change in cash and cash equivalents                            (38,725)         191,837          23,005
Beginning cash and cash equivalents                                 79,512          121,236          14,539
                                                             --------------  ---------------  --------------

Ending cash and cash equivalents                                    40,787          313,073          37,544
                                                             ==============  ===============  ==============



                              See accompanying notes to consolidated financial statements

                                                          -5-

                               AP HENDERSON GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (UNAUDITED)

NOTE A -- ORGANIZATION

AP Henderson Group, formerly Magnolia Ventures, Inc. (the "Company"), was incorporated on June 13, 1994 in the State of Nevada. On January 15, 2003, the Company consummated an agreement to acquire all of the outstanding capital stock of AP Henderson Ventures, a Nevada Corporation ("AP Ventures"), in exchange for 5,625,000 shares of the Company's common stock ("AP Ventures Transaction"). Prior to the AP Ventures Transaction, the Company was a non-operating public company with no operations or assets and 39,375,000 common shares issued and outstanding; and AP Ventures was a privately held company in the business of owning and operating a petrochemical refinery and agricultural chemical manufacturing company in the People's Republic of China ("PRC"). The AP Ventures Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the AP Ventures Transaction is equivalent to the issuance of shares by a private company (AP Ventures) for the net non-monetary assets of a non-operational public company (the Company), accompanied by a recapitalization. The accounting for the AP Ventures Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of AP Ventures. Subsequent to the AP Ventures Transaction, the Company changed its name to AP Henderson Group.

AP Ventures conducts its operations through its subsidiary Jingbo Chemical (Bo
Xing) Company Limited ("Jingbo"), a foreign direct-owned company in the People's Republic of China ("PRC"). Jingbo has two divisions: a petrochemical division engaged in the manufacturing and distribution of petrochemical products in the PRC; and an agrochemical division engaged in the manufacturing and distribution of agricultural insecticide and chemicals.

On February 11, 2003, the Company effectuated a 1.875 for 1 forward stock-split. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect the forward stock-split from the date of the Company's inception.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The consolidated financial statements are expressed in Renminbi ("RMB"), the national currency of the PRC. Solely for the convenience of the reader, the March 31, 2003 consolidated financial statements have been converted into United States dollars at the noon buying rate in New York City on March 31, 2003 for cable transfers in RMB as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.3388. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on March 31, 2003, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

The consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K/A for the year ended December 31, 2002.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

                               AP HENDERSON GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (UNAUDITED)


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INVENTORIES

Inventories are stated at the lower of cost or market value. The method of determining cost is used consistently from year to year at each entity level and varies among first-in-first-out and weighted average cost.

NOTE C -- INVENTORIES

As of March 31, 2003, inventories consisted of the following:

                                                                RMB'000

         Raw materials                                           84,584
         Work-in-progress                                        23,016
         Finished goods                                          63,843
                                                           ---------------
                                                                171,443
                                                           ===============

NOTE D - SHORT-TERM DEBTS

During the first quarter of fiscal year 2003, the Company increased its short-term debts as result of new loans obtained from various financial institutions in the PRC. As of March 31, 2003, short-term debts are comprised of the following:
                                                                RMB'000

Bank loans                                                      310,889
Other borrowings from unrelated parties                          25,500
                                                             -----------

                                                                336,389
                                                             ===========

As of March 31, 2003, bank loans totaling RMB 310,889,000 were unsecured. Bank loan of RMB 252,889,000 was unsecured and bears interest rate ranging from 3.24% to 5.31% per annum for the three months ended March 31, 2003. All bank loans mature within one year.

Other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.24% to 5.85% per annum for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, AP HENDERSON VENTURES, A NEVADA CORPORATION, AND JINGBO CHEMICAL (BO XING) CO., LTD., A CHINESE FOREIGN DIRECT INVESTMENT ENTERPRISE.

         ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, THE FINANCIAL INFORMATION AS OF DECEMBER 31, 2002 AND MARCH 31, 2003 HAVE BEEN CONVERTED INTO UNITED STATES DOLLARS AT THE NOON BUYING RATE IN NEW YORK CITY ON SUCH DATES AS CERTIFIED FOR CUSTOMS PURPOSES BY THE FEDERAL RESERVE BANK OF NEW YORK OF (US$1.00 = RMB 8.2773 AS OF DECEMBER 31, 2002 AND = RMB 8.3388 AS OF MARCH 31, 2003). NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

         ALL SHARE INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO GIVE EFFECT TO A 1.875 FOR ONE SPLIT OF OUR COMMON STOCK EFFECTIVE AS OF FEBRUARY 11, 2003.

         THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS, WITHOUT LIMITATION, REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS: (1) EXPECTED REVENUE AND EARNINGS GROWTH; (2) ESTIMATES REGARDING THE SIZE OF TARGET MARKETS; AND (3) REGULATION OF OUR INDUSTRIES AND MARKETS BY THE CHINESE GOVERNMENT. THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO: (1) OUR ABILITY TO PURCHASE CRUDE OIL FROM LOCAL SUPPLIERS IN SUFFICIENT QUANTITIES, (2) OUR ABILITY TO OBTAIN GOVERNMENT APPROVAL TO IMPORT CRUDE OIL AS WE DESIRE, (3) DISRUPTION OF OUR MARKETS AND INDUSTRIES BY CHINA'S ENTRY INTO THE WORD TRADE ORGANIZATION AND (4) THOSE OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT.

BACKGROUND

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

         We own and operate a combined petrochemical and agrochemical refinery. Our refinery is located in Chen Hu Town, Bo Xing County, Shandong Province, 256505, People's Republic of China and occupies a total area of 335,000 square meters. The facility has a combined crude oil primary distillation throughput capacity of approximately 1,300,000 tons per year. Our refinery has a complex configuration that enables us to process lower cost sour and heavy sour crude oil, thus providing us with a cost advantage. We are an independent petrochemical refinery operator, which means that we do not produce crude oil nor do we conduct the retail sale or marketing of our refined products. We sell our refined petrochemical products on a wholesale basis primarily in the Shandong and neighboring provinces. We also manufacture and sell seven lines of agrochemical products. Our agrochemical products are sold in 18 provinces of the People's Republic of China, Asian Pacific regions and Africa.

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

         On January 15, 2003, we were the subject of a reverse acquisition by AP Henderson Ventures, a Nevada corporation ("AP Ventures"), pursuant to which we acquired all of the outstanding capital shares of AP Ventures in exchange for a controlling interest in our common shares. Following the close of the transaction, we changed our corporate name from Magnolia Ventures, Inc. to AP Henderson Group.

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

         From the dates of their inception to January 15, 2003, neither Jingbo nor AP Ventures conducted any operations or engaged in any capital transactions apart from Jingbo's acquisition of the assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, and AP Ventures' subsequent acquisition of the capital shares of Jingbo. Our acquisition of AP Ventures is considered to be a capital transaction in substance, rather than a business combination, inasmuch as the transaction is equivalent to the issuance of shares by a private company (AP Ventures) for the net non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for our acquisition of AP Ventures is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets are not recorded. Accordingly, our financial statements are the historical financial statements of AP Ventures.

RESULTS OF CONSOLIDATED OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         REVENUES. Revenues for the three months ended March 31, 2003 increased by RMB154 million (US$18.5 million) or 134% compared to the same period in 2002. The increase was due primarily to an expansion of our petrochemical refinery facility in Shandong Province, PRC. In 2002, we increased our petrochemical refinery operations from a distillation throughout capacity of 300,000 tons annually to a capacity of 1,300,000 tons annually. Revenues from the sale of petrochemical products for the three months ended March 31, 2003 increased by RMB150 million (US$17.9 million) or 130% compared to the same period in 2002. Revenues from the sale of agrochemical products for the three months ended March 31, 2003 increased by RMB3.5 million (US$423 thousand) or 372% compared to the same period in 2002.

         PURCHASES, SERVICES AND OTHER. Purchases, services and others represent our cost of goods in the refinery of our petrochemical products and manufacture of our agrochemical products. Expenses for purchases, services and others for the three months ended March 31, 2003 increased by RMB142 million (US$16.98 million) or 142.9% compared to the same period in 2002. The increase was due to the overall increase in revenue.

         GROSS PROFIT. Gross profit increased by RMB12.3 million (US$1.47 million) due to the increase in overall sales. However, gross profit as a percentage of revenue declined from 13.86% in the first quarter of 2002 to 10.5% during the first quarter of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2003 increased by RMB3 million (US$364 thousand) or 56% compared to the same period in 2002. However, selling, general and administrative expenses as a percentage of revenue declined from 4.7% in the first quarter of 2002 to 3.1% during the first quarter of 2003 as a result of a cost cutting program instituted in the latter part of 2002.

         TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes represent a value added tax charged by the PRC on the sale of our petrochemical and agrochemical products. The percentage amount of the tax varies by product. Taxes other than income taxes for the three months ended March 31, 2003 increased by RMB2.7 million (US$331 thousand) or 28% compared to the same period in 2002. However, taxes other than income taxes expressed as a percentage of revenue declined from 8.6% in the first quarter of 2002 to 4.7% during the first quarter of 2003 as a result of our production and sale of products with lower tax rates.

         INCOME FROM OPERATIONS. Income from operations for the three months ended March 31, 2003 increased by RMB6.5 million (US$779 thousand) or 926% compared to the same period in 2002. Income from operations expressed as a percentage of revenue increased from 0.61% in the first quarter of 2002 to 2.7% during the first quarter of 2003 as a result of our reduction of selling, general and administrative expenses and sale of products with lower value added tax rates.

         OTHER INCOME (EXPENSES). Other income (expenses) for the three months ended March 31, 2003 increased by RMB5.2 million (US$621 thousand) compared to the same period in 2002. This increase primarily relates to interest expense approximating RMB4.5 million related to short-term and long-term debts, which increased significantly compared to the previous year period as a result of increased capital expenditures and operational expansion.

         NET INCOME. Net income for the three months ended March 31, 2003 increased by RMB678 thousand (US$81 thousand) or 169% compared to the same period in 2002. Net income expressed as a percentage of revenue was substantially the same in the first quarter of 2002 (0.35%) compared to the first quarter of 2003 (0.4%).

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of an entity's ability to meet potential cash requirements, including planned capital expenditures. We have historically met our capital requirements through cash flows from operations and debt financing with local financial institutions.

         Cash flows used by operating activities were RMB43.5 million (US$5.2 million) for the three months ended March 31, 2003, compared to RMB34.8 (US$4.2 million) used by operating activities for the same period in 2002.

         Cash flows used in investing activities were RMB12.5 million (US$1.5 million) for the three months ended March 31, 2003, compared to RMB30.9 million (US$3.7 million) used in investing activities for the same period in 2002.

         Cash flows provided by financing activities were RMB248 million (US$29.7 million) for the three months ended March 31, 2003, compared to RMB26.9 million (US$3.2 million) provided by financing activities for the same period in 2002.

         As of March 31, 2003, we had working capital of RMB86 million (US$10.4 million). We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

CRITICAL ACCOUNTING POLICIES

         REVENUES. Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

         EXPENSES. Expenses are recognized during the period in which they are incurred.

         INVENTORY. Inventory is stated at the lower of cost or market value. The method of determining cost is used consistently from year to year at each entity level and varies among first-in-first-out and weighted average cost.

FACTORS AFFECTING OPERATING RESULTS

         Our results of operations and the period-to-period comparability of our financial results are affected by a number of external factors, including changes in the prices of crude oil, refined products, and chemical products and fluctuations in exchange rates and interest rates.

         INDUSTRIAL RISK. Like other crude oil refinery companies in the PRC, our business activities are subject to regulation and control of the PRC government in many aspects such as the grant of production licenses, special taxes relating to our industry and environmental and safety standards, all of which may affect our business operations. We receive an allocation of crude oil from state controlled oil producers in the PRC, The China National Petroleum Corporation and The China Petroleum and Chemical Corporation, who together are the dominant producers and refiners of crude oil in the PRC. The import and export of crude oil and refined products is subject to quota and licensing control by the government of the PRC. At the present time, we are not able to import crude oil from sources outside of the PRC. We have applied to the Ministry of Foreign Trade and Economic Cooperation for a license to import up to 1 million tons of crude oil per year. If we obtain the license, of which there is no assurance, we expect it will be for an initial term of 12 months and subject to annual renewal. For the foregoing reasons, we may be subject to substantial restrictions when implementing our business strategy, developing and expanding our business or attempting to maximize our profitability. Any future change in the PRC government's policies on the crude oil and natural gas industry may also affect our business operations.

         CRUDE OIL PRICES. Our results of operations are substantially influenced by crude oil prices. Since 2001, the PRC government has published benchmark prices for crude oil in China, which are adjusted on a monthly basis to equal Singapore market FOB prices for similar grades of crude oil, supplemented by an amount equal to the customs duty payable on the import of crude oil. Our suppliers have set our crude oil median prices monthly based on the Singapore market FOB prices for crude oil. Our actual realized crude oil prices include a premium on, or discount from, the median prices which primarily reflects transportation costs, differences in oil quality and market supply and demand conditions.

         REFINED PRODUCT PRICES. The State Development Planning Commission sets wholesale and retail prices for our major refined products (gasoline, diesel, LPG, fuel oil and kerosene). Since June 2000, the State Development Planning Commission has adjusted such retail median prices on a monthly basis to reflect the FOB Singapore, Rotterdam and New York trading prices for gasoline and diesel in the previous month, supplemented by transportation costs and taxes. We set our retail prices within an 8% floating range of the published median gasoline and diesel guidance prices. We determine the prices of other refined products with reference to the published median guidance prices of gasoline and diesel.

         SARS. In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as "severe acute respiratory syndrome" or "SARS." The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as Guangdong Province, has affected general commercial activity. While the long-term impact of the SARS outbreak is unclear at this time, the prolonged existence of SARS could have a negative impact on the PRC economy and, in turn, have a material adverse effect on our results of operations

         CHINA ECONOMY AND POLITICAL SITUATION. The PRC government recently underwent substantial reforms after the National People's Congress meeting in March 2003. The PRC government has reiterated its policy of furthering reforms in the socialist market economy. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing account. However, we do not believe that our cash account would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. As of March 31, 2003, our bank debt consisted of RMB 424 million (US$50.8 million) of indebtedness bearing interest at the prime rate announced by the Central Bank of China from time to time. An increase in lending rates of 1% would cause our interest expense to increase by US$51 thousand.

ITEM 4.  CONTROLS AND PROCEDURES.

         During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2003, we issued 5,625,000 shares (post-split) of our common stock to Richard Henry in exchange for his transfer to us of all of the issued and outstanding capital shares of AP Ventures. The issuance was conducted pursuant to Section 4(2) of the Securities Act. There were no underwriters involved in the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 8, 2003, a special meeting of our stockholders was held for purposes of seeking stockholder approval of (i) an amendment to our articles of incorporation for purposes of (a) increasing our authorized common stock to 200 million shares and preferred stock to 50 million shares, (b) effecting a 1.875 for one split of our outstanding common shares, and (c) changing our corporate name to "AP Henderson Group"; and (ii) an amendment to our bylaws to allow our board of directors to change the number of authorized directors. Out of a total of 45,000,002 shares (post-split) of common stock issued, outstanding and entitled to vote at the meeting, approximately 42,499,965 common shares (post-split) were present at the meeting in person or by proxy. All of the matters put before the stockholders were approved with 42,499,965 (post-split) common shares voting in favor of all matters, with no votes against and no abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

    Item No.                  Description                  Method of Filing
-----------------    ------------------------------      -------------------

99.1                 Section 906 Certification           Filed herewith


(b) Reports on Form 8-K

         On January 30, 2003, we filed a current report on Form 8-K to report
(i) the changes in control described elsewhere in this quarterly report and (ii) the proposed change in corporate name and forward spilt of our common shares as described in Item 4 above.

         On March 31, 2003, we filed an amendment to our current report on Form 8-K dated January 30, 2003 to report certain historical and pro forma financial statements relating to our acquisition of AP Ventures.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AP HENDERSON GROUP
                                      (Registrant)


Dated:  May 20, 2003                  By:   /s/ Richard Henry
                                         ---------------------------------------
                                            Richard Henry,
                                            President, Chief Executive Officer
                                              and Chief Financial Officer

                                 CERTIFICATIONS

I, Richard Henry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AP Henderson Group ("registrant"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

     /s/ Richard Henry
--------------------------
Richard Henry,
Chief Financial Officer

                                 CERTIFICATIONS

I, Richard Henry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AP Henderson Group ("registrant"):

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

     /s/ Richard Henry
----------------------------
Richard Henry
Chief Executive Officer