Form 10-K/A
period 2002-12-31
AP HENDERSON GROUP
filed 2003-05-28
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-31153


                               AP HENDERSON GROUP
                (Name of registrant as specified in its charter)


         Nevada                                              88-0355504
-----------------------------------------             --------------------------
         (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         600 Wilshire Blvd., Suite 1252
         Los Angeles, California                             90017
-----------------------------------------             --------------------------
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of May 21, 2003 was approximately $18,984,981.

The number of shares of the registrant's common stock outstanding as of May 21, 2003 was 45,000,002.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  BUSINESS.

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, AP HENDERSON VENTURES, A NEVADA CORPORATION, AND JINGBO CHEMICAL (BO XING) CO., LTD., A CHINESE FOREIGN DIRECT INVESTMENT ENTERPRISE.

         ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, CERTAIN FINANCIAL INFORMATION AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002 HAS BEEN CONVERTED INTO UNITED STATES DOLLARS AT THE NOON BUYING RATE IN NEW YORK CITY ON SUCH DATES AS CERTIFIED FOR CUSTOMS PURPOSES BY THE FEDERAL RESERVE BANK OF NEW YORK OF (US$1.00 = RMB 8.2773 AS OF DECEMBER 31,
2002). NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

         ALL SHARE INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO GIVE EFFECT TO A 1.875 FOR ONE SPLIT OF OUR COMMON STOCK EFFECTIVE AS OF FEBRUARY 11, 2003.

         THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS, WITHOUT LIMITATION, REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS: (1) EXPECTED REVENUE AND EARNINGS GROWTH; (2) ESTIMATES REGARDING THE SIZE OF TARGET MARKETS; AND (3) REGULATION OF OUR INDUSTRIES AND MARKETS BY THE CHINESE GOVERNMENT. THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO: (1) OUR ABILITY TO PURCHASE CRUDE OIL FROM LOCAL SUPPLIERS IN SUFFICIENT QUANTITIES, (2) OUR ABILITY TO OBTAIN GOVERNMENT APPROVAL TO IMPORT CRUDE OIL AS WE DESIRE, (3) DISRUPTION OF OUR MARKETS AND INDUSTRIES BY CHINA'S ENTRY INTO THE WORLD TRADE ORGANIZATION, (4) THE LONG-TERM IMPACT OF THE SARS OUTBREAK IN THE PRC, AND (5) OTHER FACTORS DESCRIBED ELSEWHERE IN THIS ANNUAL REPORT.

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

         We own and operate a combined petrochemical and agrochemical refinery. Our refinery is located in Chen Hu Town, Bo Xing County, Shandong Province, 256505, People's Republic of China and occupies a total area of 335,000 square meters. The facility has a combined crude oil primary distillation throughput capacity of approximately 1,300,000 tons per year. Our refinery has a complex configuration that enables us to process lower cost sour and heavy sour crude oil, thus providing us with a cost advantage. We are an independent petrochemical refinery operator, which means that we do not produce crude oil nor do we conduct the retail sale or marketing of our refined products. We sell our refined petrochemical products on a wholesale basis primarily in the Shandong and neighboring provinces. We also manufacture and sell seven lines of agrochemical products. Our agrochemical products are sold in 18 provinces of the PRC, Asian Pacific regions and Africa. In the fiscal year ended December 31, 2002, we had total revenue of RMB882.2 million (US$106.6 million) with net income of RMB54.7 million (US$6.6 million).

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

         From the dates of their inception to January 15, 2003, neither Jingbo nor AP Ventures conducted any operations or engaged in any capital transactions apart from Jingbo's acquisition of the assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, and AP Ventures' subsequent acquisition of the capital shares of Jingbo. As a result, the financial statements filed as part of this report are the historical financial statements of AP Ventures.

         Our executive offices are located at 600 Wilshire Blvd., Suite 1252, Los Angeles, California 90017; telephone number (213) 538-1203.

         INDUSTRY SEGMENTS

         We are engaged in two business segments, namely the manufacturing and sale of petrochemical and agrochemical products. See Note 23 to our consolidated financial statements for the financial information concerning our segment operations.

         PETROCHEMICAL DIVISION

         GENERAL. Our petrochemical division has over ten lines of products including gasoline, diesel, liquefied petroleum gas (LPG), fuel oil, propylene, solvent naphta, oxidized asphalt and other petrochemical products. In recent years, we have made significant capital investments in facility expansions and upgrades to improve product quality to meet evolving market demand and environmental requirements in China. For the year ended December 31, 2002 and through February 2003, our capital expenditures for our refining and marketing segment was RMB 900 million (US$10.9 million). These capital expenditures were incurred primarily in connection with upgrading our atmospheric vacuum distillation units from the previous annual capacity of 300,000 tons to 1,300,000 tons. We also enhanced our processing technologies and methods. These efforts have enabled us to process substantial volumes of both light sour and heavy sour crude oil. On a company-wide basis, our heavy sour crude oil processing capacity is approximately 21% of the current throughput. We also completed the upgrade of the processing capabilities of each of our heavy oil catalytic cracking units, heavy oil viscosity reduction units, solvent oil unit, gas separation units, gasoline etherealization units and asphalt units.


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

         The table below sets forth our annual production (tons) of diesel, fuel oil, gasoline and liquefied petroleum gas (LPG) for the twelve months ended December 31, 2000, 2001 and 2002.

                                         Twelve Months Ended December 31,
                          ----------------------------------------------------------------
                               2000                   2001                     2002
                          ---------------         --------------          ----------------

            Diesel            95,467                 97,182                   182,140
            Fuel Oil          80,663                 80,378                   117,547
            Gasoline          58,856                 65,702                   105,887
            LPG               10,230                 10,879                   16,259

         OUTSOURCING OF CRUDE OIL. We purchase our crude oil primarily from The China National Petroleum Corporation ("CNPC") and to a lesser degree The China Petroleum and Chemical Corporation ("Sinopec"), who together are the dominant producers and refiners of crude oil in the PRC. We receive an allocation of crude oil from CNPC and Sinopec pursuant to the PRC government's annual crude oil allocation plan. CNPC and Sinopec set their crude oil median prices each month based on the average Singapore market FOB prices for crude oil of different grades in the previous month plus an amount equal to the customs duties payable on the import of crude oil. In addition, CNPC and Sinopec negotiate a premium or discount to reflect transportation costs, the differences in oil quality and market supply and demand. The State Development Planning Commission will mediate if CNPC and Sinopec cannot agree on the amount of premium or discount.

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

         AGRICULTURAL CHEMICAL PRODUCTS. The principal chemical products of the agrochemical division include, insecticides, fungicides and herbicides. They are sub-divided into base ingredients (Technical) and concentrates. The concentrates include suspension concentrate, wettable powder and emulsifiable concentrate. The table below set out a summary of our agricultural chemical product lines:

        Name                    Type                       Usage
        ----                    ----                       -----

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

---------------------
(1) Information contained in this section has been extracted from the Energy Information Administration/International Energy Annual 2001 and Energy Information Administration/International Energy Outlook 2002.

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

COMPETITION

         The market for refined petrochemical products in the PRC is dominated by CNPC and Sinopec. Together, CNPC and Sinopec account for approximately 90% of the sales of all refined petrochemical products in the PRC. Our refinery and chemical plant is located in the northeastern region of China where the dominant market share for refined products and chemical products is held by CNPC. In addition to CNPC and Sinopec, there are approximately 54 petrochemical refinery operations in the PRC, among which we are one of the largest. We compete directly with all Sinopec, CNPC and several of the smaller refineries on the basis of price, quality and customer service. We expect that we will continue to face competition from, among other competitors, CNPC and Sinopec in increasing our refined products and chemical products sales throughout the PRC.

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

RESEARCH AND DEVELOPMENT

         We incurred research and development expenses of RMB 4,339,799 ($US524,301) and RMB 4,192,000 (US$506,488) for the twelve months ended December 31, 2002 and 2001, respectively. Research and development expenses were incurred primarily by our agrochemical division and related to development of new agrochemical products.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         MARKET INFORMATION

         Our common stock trades on the OTC Bulletin Board under the symbol APHG. The last sale price of our common stock on May 21, 2003 was $5.25. However, we consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock. We have applied to list our common stock on the American Stock Exchange. We believe that our common stock will not commence active trading until such time as we obtain a listing on the AMEX.

         HOLDERS

         As of May 21, 2003, there were 433 record holders of our common stock.

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

         The following table sets forth certain information as of December 31, 2002 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------
Equity  compensation plan                None                           N/A                           N/A
approved by shareholders

Equity  compensation plan                None                           N/A                           N/A
not approved by shareholders



ITEM 6.  SELECTED FINANCIAL DATA.

                                                         SUMMARY STATEMENT OF OPERATIONS DATA:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)

                                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                               2000              2001                 2002                  2002
                                            -----------        ----------         -------------        ---------------

Net revenue.....................  RMB          557,479  RMB      509,322     RMB       882,175      $    106,578
Operating expense...............               549,096           470,083               819,275            98,978
Income from operations..........                 8,383            39,239                62,900             7,600
Net income......................                 1,685            30,163                54,708             6,610
Basic and diluted net income
  per share.....................                   .04               .77                  1.39              0.17
Weighted average diluted
  shares outstanding............                39,375            39,375                39,375            39,375


                                                              SUMMARY BALANCE SHEET DATA:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (EXPRESSED IN RENMINBI, UNLESS OTHERWISE STATED)


                                                                    YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                               2000               2001                 2002                 2002
                                            -----------        ------------         ------------       ---------------

Working capital (deficiency)....  RMB           27,957  RMB      (109,022)     RMB    105,671       $     12,766
Total assets....................               117,924            335,060             510,582             61,685
Long-term debt (net of
  current portions).............                   -0-                -0-             145,350             17,560
Stockholders' equity............                85,300             32,939             116,521             14,077


         All of our sales and expenses are denominated in Renminbi ("RMB"), the national currency of the People's Republic of China. Solely for the convenience of the reader, the financial information as of and for the year ended December 31, 2002 has been converted into United States dollars at the noon buying rate in New York City on such dates as certified for customs purposes by the Federal Reserve Bank of New York of (US$1.00 = RMB 8.2773 as of December 31, 2002). No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate as of the respective dates or at any other date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS REPORT.

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

RESULTS OF CONSOLIDATED OPERATIONS

         FISCAL YEAR DECEMBER 31, 2002 COMPARED TO FISCAL YEAR DECEMBER 31, 2001

         REVENUES. Revenues in the fiscal year ended December 31, 2002 were RMB882.2 million (US$106.6 million), an increase of RMB372.9 million (US$45.1 million), or 73.21%, from RMB509.3 million (US$61.5 million) in the fiscal year ended December 31, 2001. The increase was due primarily to an expansion of our petrochemical refinery facility in Shandong Province, PRC. In 2002, we increased our petrochemical refinery operations from a distillation throughout capacity of 300,000 tons annually to a capacity of 1,300,000 tons annually. Revenues from the sale of petrochemical products in the fiscal year ended December 31, 2002 were RMB830.5 million (US$100.3 million), an increase of RMB349 million (US$42.2 million), or 72.5%, from RMB481.5 million (US$58.2 million) in the fiscal year ended December 31, 2001. Revenues from the sale of agrochemical products in the fiscal year ended December 31, 2002 increased by RMB23.8 million (US$2.9 million), or 85.7%, to RMB51.6 million (US$6.2 million) in fiscal 2002 from RMB27.8 million (US$3.4 million) in fiscal 2001. The increase in sale of agrochemical products in 2002 was the result of increased research and development, marketing and new product introductions that took place in 2000 and 2001.

         PURCHASES, SERVICES AND OTHER. Purchases, services and other expenses represent our primary cost of goods in the refinery of our petrochemical products and manufacture of our agrochemical products. Expenses for purchases, services and other in the fiscal year ended December 31, 2002 were RMB716.3 million (US$86.5 million), an increase of RMB332.4 million (US$40.2 million), or 86.6%, from RMB383.9 million (US$46.4 million) in the fiscal year ended December 31, 2001. The increase was due to the overall increase in revenue. However, purchases, services and other expenses as a percentage of revenue increased from 75.4% in the fiscal year ended December 31, 2001 to 81.2% in the fiscal year ended December 31, 2002. The increase in purchases, services and other expenses as a percentage of revenue was caused by increased expense in our petrochemical division relating to procurement, installation and testing of new equipment an facilities in 2002.

         EMPLOYEE COMPENSATION COSTS. Employee compensation costs in the fiscal year ended December 31, 2002 were RMB20.6 million (US$2.5 million), a decrease of RMB2.9 million (US$358 thousand), or 13%, from RMB23.5 million (US$2.8 million) in the fiscal year ended December 31, 2001. The decrease in employee compensation costs was due to our institution of a cost cutting program in 2002, including the reduction of executive management salaries and bonuses. Employee compensation costs as a percentage of revenue decreased from 4.6% in the fiscal year ended December 31, 2001 to 2.3% in the fiscal year ended December 31, 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the fiscal year ended December 31, 2002 was RMB15.5 million (US$1.9 million), a decrease of RMB1 million (US$130 thousand), or 6.5%, from RMB 16.5 million (US$2.0 million) in the fiscal year ended December 31, 2001. Depreciation and amortization as a percentage of revenue decreased from 3.2% in the fiscal year ended December 31, 2001 to 1.76% in the fiscal year ended December 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the fiscal year ended December 31, 2002 were RMB17.3 million (US$2.1 million), an increase of RMB4.5 million (US$540 thousand), or 34.8%, from RMB12.8 million (US$1.6 million) in the fiscal year ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenue declined from 2.5% in fiscal 2001 to 1.9% during fiscal 2002.

         TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes include a value added tax charged by the PRC on the sale of our petrochemical and agrochemical products at rates between 6% to 17% and a consumption tax charged by the PRC on our sale of gasoline and diesel oil at fixed rates of RMB277.6 (US$33.54) per ton and RMB117.6 (US$14.21) per ton, respectively. Taxes other than income taxes also include surcharges for urban construction and education taxes levied at 5% and 3%, respectively, of all consumption and value added taxes payable and a property tax levied at 1.2% of the cost of property constructed. Taxes other than income taxes in the fiscal year ended December 31, 2002 were RMB49.6 million (US$6.0 million), an increase of RMB16.4 million (US$1.98 million), or 49.1%, from RMB33.3 million (US$4 million) in the fiscal year ended December 31, 2001. Taxes other than income taxes as a percentage of revenue declined from 6.5% in fiscal 2001 to 5.6% in fiscal 2002.

         INCOME FROM OPERATIONS. Income from operations in the fiscal year ended December 31, 2002 was RMB62.9 million (US$7.6 million), an increase of RMB23.7 million (US$2.9 million), or 60.3%, from RMB39.2 million (US$4.7 million) in the fiscal year ended December 31, 2001. Income from operations expressed as a percentage of revenue decreased from 7.7% in fiscal 2001 to 7.1% during fiscal 2002. Income from operations of our petrochemical segment in the fiscal 2002 was RMB59.8 million (US$7.2 million), an increase of RMB24 million (US$2.9 million), or 67%, from RMB35.8 million (US$4.3 million) in the fiscal 2001. Income from operations of our petrochemical segment as a percentage of segment revenue declined slightly from 7.4% in fiscal 2001 to 7.2% in fiscal 2002. Income from operations of our agrochemical segment in the fiscal 2002 was RMB9.5 million (US$1.1 million), an increase of RMB1.9 million (US$224 thousand), or 24.2%, from RMB7.7 million (US$926 thousand) in the fiscal 2001. Income from operations of our agrochemical segment as a percentage of segment revenue declined from 27.6% in fiscal 2001 to 18.4% in fiscal 2002.

         OTHER INCOME (EXPENSES). Other income (expenses) in the fiscal year ended December 31, 2002 was RMB16.5 million (US$2.0 million), an increase of RMB13.9 million (US$1.7 million), or 531%, from RMB2.6 million (US$316 thousand) in the fiscal year ended December 31, 2001. The net increase includes a write off of RMB14.5 million (US$1.8 million) in accrued expenses in fiscal 2002 and an increase in interest expense in fiscal 2002 of approximating RMB4.4 million (US$534 thousand) from fiscal 2001 as a result of significant increases in short-term and long-term debts used to finance increased capital expenditures and operational expansion.

         INCOME TAXES. We are subject to PRC income tax on an entity basis on income arising in or derived from the tax jurisdiction in which the entity operates. For the years ended December 31, 2001 and 2002, all of our income was generated in the PRC through our indirect subsidiary, Jingbo, which was subject to PRC income taxes at 33% (30% state income tax and 3% local income tax). Income taxes in the fiscal year ended December 31, 2002 were RMB24.2 (US$2.9 million), an increase of RMB13.6 million (US$1.6 million), or 128%, from RMB10.6 million (US$1.2 million) in the fiscal year ended December 31, 2001. The increase was due to our increased revenue and income in the fiscal year ended December 31, 2002 over the prior year.

         NET INCOME. Net income in the fiscal year ended December 31, 2002 was RMB54.7 million (US$6.6 million), an increase of RMB24.5 million (US$3.0 million), or 81%, from RMB30.2 million (US$3.65) in the fiscal year ended December 31, 2001.

         FISCAL YEAR DECEMBER 31, 2001 COMPARED TO FISCAL YEAR DECEMBER 31, 2000

         REVENUES. Revenues in the fiscal year ended December 31, 2001 were RMB509.3 million (US$61.5 million), a decrease of RMB48.2 million (US$5.8 million), or 8.6%, from RMB557.5 million (US$67.4 million) in the fiscal year ended December 31, 2000. The decrease was due primarily to a temporary disruption in our petrochemical operations in 2001 caused by our installation of a heavy oil catalytic cracking unit. Prior to 2001, we were not equipped with adequate heavy oil catalytic cracking equipment and we outsourced several steps in the petrochemical refinery process, thus incurring higher production costs. In 2001, we installed new heavy oil catalytic cracking equipment but the installation process caused a temporary disruption in our refinery operations, resulting in lower revenue in 2001 from the prior year. Revenues from the sale of petrochemical products in the fiscal year ended December 31, 2001 were RMB481.5 million (US$58.2 million), a decrease of RMB49 million (US$5.92 million), or 9.23%, from RMB530.5 million (US$64.1 million) in the fiscal year ended December 31, 2000. Revenues from the sale of agrochemical products for the fiscal year ended December 31, 2001 increased by RMB812 thousand (US$98 thousand), or 3.01%, to RMB27.8 million (US$3.4 million) in fiscal 2001 from RMB27 million (US$3.3 million) in fiscal 2000.

         PURCHASES, SERVICES AND OTHER. Purchases, services and others represent our primary cost of goods in the refinery of our petrochemical products and manufacture of our agrochemical products. Expenses for purchases, services and others in the fiscal year ended December 31, 2001 were RMB383.9 million (US$46.4 million), a decrease of RMB80.4 million (US$9.7 million), or 17.3%, from RMB464.3 million (US$56.1 million) in the fiscal year ended December 31, 2000. However, purchases, services and other expenses as a percentage of revenue decreased from 83.3% in the fiscal year ended December 31, 2000 to 75.4% in the fiscal year ended December 31, 2001 due to cost savings realized when we completed the installation of our heavy oil catalytic cracking equipment in 2001 and we were able to terminate the outsourcing of the associated refinery process.

         EMPLOYEE COMPENSATION COSTS. Employee compensation costs in the fiscal year ended December 31, 2001 were RMB23.5 million (US$2.8 million), a increase of RMB1.4 million (US$175 thousand), or 6.5%, from RMB22.1 million (US$2.7 million) in the fiscal year ended December 31, 2000. The increase in employee compensation costs was due to significant increases in bonuses paid to senior management in 2001 from the prior year. Employee compensation costs as a percentage of revenue increased from 4.0% in the fiscal year ended December 31, 2000 to 4.6% in the fiscal year ended December 31, 2001 as a result of the significantly higher bonuses in 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the fiscal year ended December 31, 2001 was RMB16.5 million (US$2.0 million), a decrease of RMB2.1 million (US$254 thousand), or 11.3%, from RMB 18.6 million (US$2.3 million) in the fiscal year ended December 31, 2000. Depreciation and amortization as a percentage of revenue decreased from 3.3% in the fiscal year ended December 31, 2001 to 3.24% in the fiscal year ended December 31, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the fiscal year ended December 31, 2001 were RMB12.8 million (US$1.6 million), an increase of RMB1 million (US$123 thousand), or 8.62%, from RMB11.8 million (US$1.4) in the fiscal year ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenue increased slightly from 2.12% in fiscal 2000 to 2.5% during fiscal 2001.

         IMPAIRMENT LOSS ON VALUATION OF ASSETS AND LIABILITIES. In the fiscal year ended December 31, 2000, we incurred a charge of RMB1.3 (US$157 thousand) in connection with the write off of certain assets.

         TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes include a value added tax charged by the PRC on the sale of our petrochemical and agrochemical products at rates between 6% to 17% and a consumption tax charged by the PRC on our sale of gasoline and diesel oil at fixed rates of RMB277.6 (US$33.54) per ton and RMB117.6 (US$14.21) per ton, respectively. Taxes other than income taxes also include surcharges for urban construction and education taxes levied at 5% and 3%, respectively, of all consumption and value added taxes payable and a property tax levied at 1.2% of the cost of property constructed. Taxes other than income taxes in the fiscal year ended December 31, 2001 were RMB33.3 million (US$4 million), an increase of RMB2.3 million (US$282 thousand), or 7.5%, from RMB30.9 million (US$3.74 million) in the fiscal year ended December 31, 2000. Taxes other than income taxes as a percentage of revenue increased from 5.5% in fiscal 2000 to 6.5% in fiscal 2001.

         INCOME FROM OPERATIONS. Income from operations in the fiscal year ended December 31, 2001 was RMB39.2 million (US$4.7 million), an increase of RMB30.9 million (US$3.73 million), or 368%, from RMB8.3 million (US$1 million) in the fiscal year ended December 31, 2000. Income from operations as a percentage of revenue increased from 1.5% in fiscal 2000 to 7.7% during fiscal 2001 due to cost savings realized when we completed the installation of our heavy oil catalytic cracking equipment in 2001 and we were able to terminate the outsourcing of the associated refinery process. Income from operations of our petrochemical segment in the fiscal 2001 was RMB35.8 million (US$4.3 million), an increase of RMB20.8 million (US$2.5 million), or 139%, from RMB14.9 million (US$1.8 million) in the fiscal 2000. Income from operations of our petrochemical segment as a percentage of segment revenue increased from 2.8% in fiscal 2000 to 7.4% in fiscal 2001 as a result of the aforementioned cost savings. Income from operations of our agrochemical segment in the fiscal 2001 was RMB7.7 million (US$926 thousand), an increase of RMB13 million (US$1.56 million), or 346%, from a loss of RMB5.3 million (US$635 thousand) in the fiscal 2000.

         OTHER INCOME (EXPENSES). Total other income (expenses) in the fiscal year ended December 31, 2001 was RMB2.6 million (US$316 thousand), an increase of RMB1.5 million (US$179 thousand), or 130%, from RMB1.1 million (US$137 thousand) in the fiscal year ended December 31, 2000. Interest expense in fiscal 2001 was RMB4.8 million (US$582 thousand) and increase of RMB3.2 million (US$385 thousand), or 195%, from RMB1.6 million (US$197 thousand) in the fiscal year ended December 31, 2000 as a result of significant increases in short-term and long-term debts used to finance capital expenditures and operational expansion. At the same time, other income net of interest income and interest expense in the fiscal year ended December 31, 2001 was RMB5.7 million (US$683 thousand), an increase of RMB4.3 million (US$524 thousand), or 330%, from RMB1.3 million (US$159 thousand) in expense in the fiscal year ended December 31, 2000.

         INCOME TAXES. We are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which the entity operates. For the years ended December 31, 2000 and 2001, all of our income was generated in the PRC through our indirect subsidiary, Jingbo, which was subject to PRC income taxes at 33% (30% state income tax and 3% local income tax). Income taxes in the fiscal year ended December 31, 2001 were RMB10.6 million (US$1.2 million), a increase of RMB2.6 million (US$314 thousand), or 33%, from RMB8.0 million (US$966 thousand) in the fiscal year ended December 31, 2000. Income taxes for the year ended December 31, 2000 in relation to income before income taxes was significantly more compared to fiscal 2001, primarily due to the initial impact of accounting for deferred taxes. In 2000, we initially recorded deferred taxes, which were not previously recorded.

         NET INCOME. Net income in the fiscal year ended December 31, 2001 was RMB30.2 million (US$3.6 million), an increase of RMB28.5 million (US$3.4 million), or 1,690%, from RMB1.7 million (US$204 thousand) in the fiscal year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of an entity's ability to meet potential cash requirements, including planned capital expenditures. We have historically met our capital requirements through cash flows from operations and debt financing with local financial institutions.

         Cash flows provided by operating activities were RMB5 million (US$610 thousand) in the fiscal year ended December 31, 2002, compared to RMB23.5 (US$2.84 million) used by operating activities in the fiscal year ended December 31, 2001.

         Cash flows used in investing activities were RMB96.2 million (US$11.6 million) in the fiscal year ended December 31, 2002, compared to RMB41.7 million (US$5 million) used in investing activities in the fiscal year ended December 31, 2001.

         Cash flows provided by financing activities were RMB132.9 million (US$16.1 million) in the fiscal year ended December 31, 2002, compared to RMB29.7 million (US$3.6 million) provided by financing activities in the fiscal year ended December 31, 2001.

         As of December 31, 2002, we had working capital of RMB105.7 million (US$12.8 million). We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our present level of operating activities for at least the next 12 months. Since February 2003, at which time we completed the upgrade of our atmospheric vacuum distillation units to a capacity of 1,300,000 tons annually, we have operated our petrochemical refinery at less than full capacity due to a shortage of working capital necessary to acquire sufficient amounts of crude oil. In order to increase our petrochemical refinery operations to full capacity, we believe we will need approximately $20 million of additional working capital for purchases of crude oil. We will endeavor to acquire the desired additional working capital through bank loans or the sale of our securities. However, we cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

         INVENTORY. Inventory is stated at the lower of cost or market value. The methods of determining cost are used consistently from year to year at each entity level. These methods are first-in-first-out and weighted average cost.

FACTORS AFFECTING OPERATING RESULTS

         Our results of operations and the period-to-period comparability of our financial results are affected by a number of external factors, including changes in the prices of crude oil, refined products, and chemical products and fluctuations in exchange rates and interest rates.

         INDUSTRIAL RISK. Like other crude oil refinery companies in the PRC, our business activities are subject to regulation and control of the PRC government in many aspects such as grant of production license, special tax to be imposed relating to the industry and environmental and safety standard, which may affect our business operations. We receive an allocation of crude oil from state controlled oil producers in the PRC, The China National Petroleum Corporation and The China Petroleum and Chemical Corporation, who together are the dominant producers and refiners of crude oil in the PRC. The import and export of crude oil and refined products is subject to quota and licensing control by the government of the PRC At the present time, we are not able to import crude oil from sources outside of the PRC. We have applied to the Ministry of Foreign Trade and Economic Cooperation for a license to import up to 1 million tons of crude oil per year. If we obtain the license, of which there is no assurance, we expect it will be for an initial term of 12 months and subject to annual renewal. For the foregoing reasons, we may be subject to a substantial restriction when implementing our business strategy, when developing and expanding our business or when attempting to maximize our profitability. Any future change in the PRC government's policy on crude oil and natural gas industry may also affect our business operations.

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

         SARS. In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as "severe acute respiratory syndrome" or "SARS." The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as Guangdong Province, has affected general commercial activity. While the long-term impact of the SARS outbreak is unclear at this time, the prolonged existence of SARS could have a negative impact on the PRC economy and, in turn, have a material adverse effect on our results of operations.

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

         We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing account. However, we do not believe that our cash account would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. As of December 31, 2002, our bank debt consisted of RMB 208.3 million (US$25.2 million) of indebtedness bearing interest at the prime rate announced by the Central Bank of China from time to time. An increase in lending rates of 1% would cause our interest expense to increase by US$25 thousand.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

AP HENDERSON GROUP (FORMERLY KNOWN AS MAGNOLIA VENTURES, INC.)

Report of Independent Certified Public Accountant........................................................F-1
Report of Independent Certified Public Accountant........................................................F-2
Consolidated Balance Sheets at December 31, 2002 and 2001 ...............................................F-3
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000...................F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.....F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000...............F-6
Notes to Consolidated Financial Statements ..............................................................F-7


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------


To the Shareholders and Board of Directors
AP HENDERSON GROUP
(Formerly Magnolia Ventures, Inc.)
Los Angeles, California

I have audited the accompanying consolidated balance sheets of AP Henderson Group (Formerly Magnolia Ventures, Inc.), as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. I did not audit the financial statements of Jingbo Chemical (Bo Xing) Company Limited, a wholly-owned subsidiary, which statements reflect total assets of RMB 355,060,000 and RMB 510,582,000 as of December 31, 2001 and 2002, respectively, and total revenues of RMB 557,479,000, RMB 509,322,000 and RMB 882,175,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Those statements were audited by other auditors whose report has been furnished to me, included in these consolidated financial statements, and my opinion, insofar as it relates to the amounts included for Jingbo Chemical (Bo Xing) Company Limited, is based solely on the report of the other auditors.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AP Henderson Group (Formerly Magnolia Ventures, Inc.) as of December 31, 2001 and 2002, and of the results of their operations and cash flows for the years ended December 31, 2000, 2001 and 2002, in conformity with accounting principles generally accepted in the United States.


/s/ Kyle Tingle, C.P.A.
-----------------------
Kyle Tingle, C.P.A.
Las Vegas, Nevada
April 3, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




To the Shareholders and Board of Directors
JINGBO CHEMICAL (BO XING) COMPANY LIMITED
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Jingbo Chemical (Bo Xing) Company Limited, as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jingbo Chemical (Bo
Xing) Company Limited as of December 31, 2001 and 2002, and of the results of its operations and cash flows for the years ended December 31, 2000, 2001 and 2002, in conformity with accounting principles generally accepted in the United States.


/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 3, 2003

                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                              CONSOLIDATED BALANCE SHEETS
                                            AS OF DECEMBER 31, 2001 AND 2002

                                                                2001            2002            2002
                                                              RMB'000          RMB'000         US$'000
                                                           ---------------  --------------  --------------
ASSETS
Current assets
   Cash and cash equivalents                                       79,512         121,236          14,647
   Accounts receivable, net                                         1,581           6,215             751
   Due from related parties                                        30,797          30,822           3,724
   Inventories                                                     71,498         119,595          14,449
   Prepaid expenses and other current assets                       27,198          53,396           6,450
                                                           ---------------  --------------  --------------
     Total current assets                                         210,586         331,264          40,021

Property, plant and equipment, net                                112,941         171,837          20,760
Investment in an equity affiliate                                  21,100               -               -
Intangible and other assets, net                                    5,088           4,513             545
Deferred tax assets                                                 5,345           2,968             359
                                                           ---------------  --------------  --------------

     Total assets                                                 355,060         510,582          61,685
                                                           ===============  ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                        62,075          74,096           8,952
   Short-term debts                                                61,850          88,500          10,692
   Due to related parties                                          34,333          41,071           4,962
   Dividends payable                                               18,154               -               -
   Income taxes payable                                             2,536           9,450           1,142
   Other taxes payable                                            140,660          12,476           1,507
                                                           ---------------  --------------  --------------
     Total current liabilities                                    319,608         225,593          27,255
                                                           ---------------  --------------  --------------

Long-term liabilities
   Due to related parties, long-term portion                            -          23,118           2,793
   Long-term debts                                                      -         145,350          17,560
                                                           ---------------  --------------  --------------

     Total liabilities                                            319,608         394,061          47,608

Minority interests                                                  2,513               -               -
                                                           ---------------  --------------  --------------
                                                                  322,121         394,061          47,608
                                                           ---------------  --------------  --------------

Shareholders' equity
   Preferred share - RMB 0.008 (US$ 0.001) par value, 25,000,000
     shares authorized, no shares issued and outstanding                -               -               -
   Common share - RMB 0.008 (US$ 0.001) par value, 200,000,000
     shares authorized, 39,375,000 shares issued and outstanding      326             326              39
   Additonal paid-in capital                                       46,725          76,098           9,194
   Retained earnings (accumulated deficit)                        (18,827)         36,190           4,372
   Statutory common funds                                           4,715           3,907             472
                                                           ---------------  --------------  --------------
     Total shareholders' equity                                    32,939         116,521          14,077
                                                           ---------------  --------------  --------------

     Total liabilities and shareholders' equity                   355,060         510,582          61,685
                                                           ===============  ==============  ==============

                              See accompanying notes to consolidated financial statements


                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                           CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                             2000            2001            2002            2002
                                                           RMB'000          RMB'000         RMB'000         US$'000
                                                        ---------------  --------------  --------------  --------------
REVENUES
   Sales and other operating revenues                          557,479         509,322         882,175         106,578

OPERATING EXPENSES
   Purchases, services and other                               464,283         383,876         716,284          86,536
   Employee compensation costs                                  22,101          23,547          20,584           2,487
   Depreciation and amortization                                18,637          16,530          15,458           1,867
   Selling, general and administrative expenses                 11,821          12,840          17,310           2,091
   Impairment loss on valuation of assets and liabilities        1,296               -               -               -
   Taxes other than income taxes                                30,958          33,290          49,639           5,997
                                                        ---------------  --------------  --------------  --------------
     Total operating expenses                                  549,096         470,083         819,275          98,978
                                                        ---------------  --------------  --------------  --------------

       Income from operations                                    8,383          39,239          62,900           7,600

OTHER INCOME (EXPENSE)
   Interest income                                               1,453           1,781           2,906             351
   Interest expense                                             (1,632)         (4,821)         (9,238)         (1,116)
   Write-off of accrued expenses                                     -               -          14,554           1,758
   Other income (expense), net                                   1,314           5,654           8,270             999
                                                        ---------------  --------------  --------------  --------------
     Total other income (expense)                                1,135           2,614          16,492           1,992
                                                        ---------------  --------------  --------------  --------------
       Income before income taxes and minority interests         9,518          41,853          79,392           9,592
   Income taxes                                                  7,961          10,590          24,187           2,922
                                                        ---------------  --------------  --------------  --------------
       Income before minority interests                          1,557          31,263          55,205           6,670
   Income (loss) applicable to minority interests                  128          (1,100)           (497)            (60)
                                                        ---------------  --------------  --------------  --------------

       Net income                                                1,685          30,163          54,708           6,610
                                                        ===============  ==============  ==============  ==============

Earnings per share data:
    Basic and fully diluted earnings per share                    0.04            0.77            1.39            0.17
                                                        ===============  ==============  ==============  ==============
    Weighted average common shares outstanding              39,375,000      39,375,000      39,375,000      39,375,000
                                                        ===============  ==============  ==============  ==============

                               See accompanying notes to consolidated financial statements


                                                        AP HENDERSON GROUP
                                                (FORMERLY MAGNOLIA VENTURES, INC.)
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                   RETAINED
                                                COMMON SHARES                      EARNINGS     STATUTORY
                                          ------------------------    PAID-IN    (ACCUMULATED     COMMON
                                           NUMBER OF                  CAPITAL      DEFICIT)        FUNDS         TOTAL
                                            SHARES       AMOUNT       RMB'000       RMB'000       RMB'000       RMB'000
                                          -----------  -----------  -----------   -----------   -----------   -----------
Balance at December 31, 1999              39,375,000          326       25,749       (20,585)           --         5,490
Net income for the year ended
  December 31, 2000                               --           --           --         1,685            --         1,685
Contributions                                     --           --       21,006            --            --        21,006
Transfer to reserves                              --           --           --          (262)          262            --
                                          -----------  -----------  -----------   -----------   -----------   -----------
Balance at December 31, 2000              39,375,000          326       46,755       (19,162)          262        28,181
Net income for the year ended
  December 31, 2001                               --           --           --        30,163            --        30,163
Purchase of shareholders interest
  in Company                                      --           --          (30)           --            --           (30)
Transfer to reserves                              --           --           --        (4,453)        4,453            --
Dividend                                          --           --           --       (25,375)           --       (25,375)
                                          -----------  -----------  -----------   -----------   -----------   -----------
Balance at December 31, 2001              39,375,000          326       46,725       (18,827)        4,715        32,939
Net income for the year ended
  December 31, 2002                               --           --           --        54,708            --        54,708
Combination of Shandong Jingbo
  Agrochemical Company Limited                    --           --       15,113        (3,122)           --        11,991
Contribution of Shandong Bo Xing
  Lunong Chemical Company Limited
  assets and liabilities                          --           --      (13,454)        3,431          (808)      (10,831)
Assumption of excess liabilities
  by shareholder resulting from
  distribution of  non-operational
  assets and liabilities                          --           --       27,714            --            --        27,714
                                          -----------  -----------  -----------   -----------   -----------   -----------
Balance at December 31, 2002              39,375,000          326       76,098        36,190         3,907       116,521
                                          ===========  ===========  ===========   ===========   ===========   ===========

Balance at December 31, 2002 in US$'000   39,375,000           39        9,194         4,372           472        14,077
                                          ===========  ===========  ===========   ===========   ===========   ===========

                                   See accompanying notes to consolidated financial statements


                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                      2000        2001         2002         2002
                                                                    RMB'000      RMB'000      RMB'000      US$'000
                                                                   ---------    ---------    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                        1,685       30,163       54,708        6,610
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                 18,637       16,530       15,458        1,867
       Impairment loss on valuation of assets and liabilities         1,296           --           --           --
       Disposal and write-off property, plant and equipment           1,999        2,959        2,363          286
       Loss (gain) on dilution of equity interest in subsidiary          16       (1,452)          --           --
    Changes in operating assets and liabilities:
       Change in accounts receivable                                  2,144         (292)      (4,634)        (560)
       Change in inventory                                           (9,534)      10,470      (48,097)      (5,811)
       Change in prepaid expenses and other current assets             (491)        (635)     (20,162)      (2,436)
       Change in due from/to related parties                         29,044      (23,583)         365           44
       Change in accounts payable and accrued liabilities           (37,031)     (18,751)      12,021        1,452
       Change in income tax liabilities                               2,038          369        6,914          835
       Change in other taxes payable                                 15,230       13,319      (15,719)      (1,898)
       Change in minority interests                                      --           --       (2,513)        (304)
       Changes in paid in capital                                        --           --        1,659          200
       Changes in accumulated deficit                                    --           --          309           37
       Change in deferred taxes                                      (2,519)      (5,559)       2,377          287
                                                                   ---------    ---------    ---------    ---------
         Net cash provided by operating activities                   22,514       23,538        5,049          609
                                                                   ---------    ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                      (26,559)     (42,168)     (96,125)     (11,613)
    Acquisition of intangible asset                                  (1,360)          --           --           --
    Acquisition of long term investment                                  --           --         (594)         (72)
    Proceeds from disposal of property, plant and equipment          16,035          466          432           52
    Proceeds from disposal of long-term investment                      480           --           --           --
                                                                   ---------    ---------    ---------    ---------
         Net cash used in investing activities                      (11,404)     (41,702)     (96,287)     (11,633)
                                                                   ---------    ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Dividends paid                                                       --       (7,221)     (18,696)      (2,258)
    Cash related to distribution of non-operational assets and
       liabilities to shareholder                                        --           --      (49,000)      (5,920)
    Dividends paid to minority shareholders                              --         (266)          --           --
    Proceeds from short-term and long-term debt (5)                  42,550       80,550      395,090       47,732
    Payments on short-term and long-term debt (5)                   (32,500)     (47,550)    (193,624)     (23,392)
    Repayment of statutory funds to Shandong Bo Xing
       Lunong Chemical Limited Company                                   --           --         (808)         (98)
    Proceeds of contributions from minority shareholders              5,006        4,212           --           --
    Purchase of shareholder interest in Company                          --          (30)          --           --
                                                                   ---------    ---------    ---------    ---------
         Net cash provided by financing activities                   15,056       29,695      132,962       16,064
                                                                   ---------    ---------    ---------    ---------

Net change in cash and cash equivalents                              26,166       11,531       41,724        5,040
Cash and cash equivalents, beginning of year                         41,815       67,981       79,512        9,606
                                                                   ---------    ---------    ---------    ---------

Cash and cash equivalents, end of the year                           67,981       79,512      121,236       14,646
                                                                   =========    =========    =========    =========

Supplemental cash flow information:
    Interest paid                                                    12,000        2,601       11,364        1,373
                                                                   =========    =========    =========    =========
    Income taxes paid                                                 8,442       15,780       10,985        1,327
                                                                   =========    =========    =========    =========
Non-cash financing and investing activities:
    Distribution of non-operational assets and liabilities
       to shareholder                                                    --           --       82,117        9,921
                                                                   =========    =========    =========    =========

                              See accompanying notes to consolidated financial statements

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF BUSINESS

                  AP Henderson Group, formerly Magnolia Ventures, Inc., was incorporated on June 13, 1994 in the State of Nevada. On January 15, 2003, Magnolia Ventures, Inc. consummated an agreement to acquire all of the outstanding capital stock of AP Henderson Ventures, a Nevada Corporation ("AP Ventures"), in exchange for 5,625,000 shares of Magnolia Ventures, Inc.'s ("Magnolia") common stock ("AP Ventures Transaction"). Prior to the AP Ventures Transaction, Magnolia was a non-operating public company with no operations or assets; and 39,375,000 shares of common shares issued and outstanding; and AP Ventures was a privately held company in the business of owning and operating a petrochemical refinery and agricultural chemical manufacturing company in the People's Republic of China ("PRC"). The AP Ventures Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the AP Ventures Transaction is equivalent to the issuance of shares by a private company (AP Ventures) for the net non-monetary assets of a non-operational public company (Magnolia), accompanied by a recapitalization. The accounting for the AP Ventures Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of AP Ventures. Subsequent to the AP Ventures Transaction, Magnolia changed its name to AP Henderson Group.

                  AP Ventures conducts its operations through its subsidiary Jingbo Chemical (Bo Xing) Company Limited ("Jingbo"), a foreign direct-owned company in the PRC. Jingbo's financial position and operations is a result of a transfer of operational assets and liabilities ("Transfer of Assets") from Shandong Jingbo Petrochemical Company Limited ("Petrochemical Company") and Shandong Jingbo Agrochemical Company Limited ("Agrochemical Company") in December 2002. Since the operational history of AP Henderson stems from that of Petrochemical Company and Agrochemical Company, the non-operational assets and liabilities that were not included in the Transfer of Assets are accounted for as distributions of assets and liabilities to the shareholders.

                  Petrochemical Company was engaged in the manufacturing and distribution of petrochemical products in the PRC.

                  Agrochemical Company was engaged in the manufacturing and distribution of agricultural insecticide and chemicals. On April 5, 2002, Agrochemical Company returned all of its capital contributed by Petrochemical Company to them and ceased to be a subsidiary of Petrochemical Company ("de-consolidation"). Prior to April 5, 2002, Agrochemical Company was 57% owned by Petrochemical Company.

                  Shandong Bo Xing Lu Nong Chemical Company Limited ("Lu Nong Chemical Company") was principally engaged in the manufacture of agricultural insecticide primarily for Agrochemical Company. On April 5, 2002, Lu Nong Chemical Company transferred its assets, liabilities and business to Agrochemical Company and ceased to operate as a separate limited liability company ("de-registration").

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


1.       BACKGROUND, ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

                  AP Henderson Group, formerly Magnolia Ventures, Inc., together with its subsidiary shall herein be collectively referred to as the "Company".

                  On February 11, 2003, the Company effectuated a 1.875 for 1 forward stock-split. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect the forward stock-split from the date of the Company's inception.

         The Company is subject to, among others, the following operating risks:

         (a)      Country risk

                           Significantly all of the Company's operations are
                  conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


2.       BASIS OF PRESENTATION

                  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

                  The consolidated financial statements are expressed in RMB's, the national currency of the PRC. Solely for the convenience of the reader, the December 31, 2002 consolidated financial statements have been converted into United States dollars at the noon buying rate in New York City on December 31, 2002 for cable transfers in RMB's as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.2773. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on December 31, 2002, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

                  Certain prior year balances have been reclassified to conform to the current year presentation.

                  The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of consolidation

                           The consolidated financial statements include the
                  consolidated financial statements of the Company and its subsidiary. The results of operations of its subsidiary are included in the consolidated statements of income, and the portion attributable to minority interests is excluded from the consolidated income from operations and reported separately as income applicable to minority interest on the consolidated statements of income. All significant intercompany balances and transactions have been eliminated.

         (b)      Definition of fiscal year

                           The Company's fiscal year end is December 31.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (c)      Investment in an equity affiliate

                        Investment in an affiliated entity in which the Company
                  has the ability to exercise significant influence, but not control, and generally is an ownership interest of the investee's voting capital between 20% and 50%, is accounted for under the equity method of accounting. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or losses is included in the consolidated statements of income.

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

         (e)      Fair value of financial instruments

                           The carrying amounts for the Company's cash and cash
                  equivalents, accounts receivable, due to/from related parties, (short-term) accounts payable and accrued liabilities, income taxes payable, other taxes payable, prepaid assets and short-term debts approximate fair value due to the short-term maturity of these instruments.

                           The Company had no derivative financial instruments
                  in any of the years presented.

         (f)      Property, plant and equipment

                           Property, plant and equipment are initially recorded
                  at cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into existing use.

                           Depreciation and amortization to reduce the cost of
                  each asset to their residual values over their estimated useful lives are calculated using the straight-line method.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (f)      Property, plant and equipment (continued)

                           The Company uses the following useful lives for
                  depreciation and amortization purposes:


                  Land use rights                     over the land use right period of 27-50 years
                  Buildings                                                             25-40 years
                  Plant, machinery and equipment                                         3-30 years
                  Motor vehicles                                                         5-15 years

                           No depreciation is provided for construction in
                  progress until they are completed and put in use. Interest and other costs on borrowings to finance the construction of property, plant and equipment are capitalized during the period of time that is required to complete and prepare the property for its intended use.

                           The Company periodically evaluates whether events and
                  circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

                           Gains and losses on disposal of property, plant and
                  equipment are determined by reference to their net carrying amounts at the date of disposal.

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Intangible assets

                           Acquisition costs on patents, trademarks, licenses
                  and other intangibles are capitalized and amortized using the straight-line method over their useful lives, generally over 3 to 10 years. The Company does not capitalize internally generated intangible assets. The carrying amount of each intangible asset is reviewed annually and adjusted for impairment where it is considered necessary. An impairment loss is recognized whenever the carrying amount of an asset exceeds its recoverable amount. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

         (h)      Inventories

                           Inventories are stated at the lower of cost or market
                  value. The methods of determining cost are used consistently from year to year at each entity level. These methods are first-in-first-out and weighted average cost.

         (i)      Accounts receivable

                           Accounts receivable are carried at original invoiced
                  amounts less any allowance for doubtful accounts. Such allowance provision for accounts receivable is established if there is an uncertainty that the Company will be unable to collect such amounts.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j)      Cash and cash equivalents

                           Cash and cash equivalents include interest bearing
                  and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less.

         (k)      Income taxes

                           The Company is subject to PRC income taxes on an
                  entity basis on income arising in or derived from the tax jurisdiction in which the entity operates.

                           For the years ended December 31, 2000, 2001 and 2002,
                  all of the Company's income was generated in the PRC, which was subject to PRC income taxes at 33% (30% state income tax and 3% local income tax).

                           The Company accounts for its income taxes in
                  accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carryforwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                           The Company also incurs various other taxes, which
                  are not income taxes. Taxes other than income taxes, which arise from operating expenses, primarily comprised of consumption tax, resource tax, urban construction tax, education surcharges and business tax. These taxes are shown on the consolidated statements of income as a separate line item and any unpaid amounts are reflected on the consolidated balance sheets as other taxes payable.

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANG ACCOUNTING POLICIES (CONTINUED)

         (n)      Research and development expenses

                           Research and development expenditures are charged to
                  expenses as incurred. Research and development expenses were RMB 180,000, RMB 4,192,000and RMB 4,339,799 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

         (p) Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

         (q) EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

         (r)      New accounting developments

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (r)      New accounting developments (continued)

                           SFAS No. 144 establishes a single accounting model
                  for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company has adopted SFAS No. 144 effective January 1, 2002 and did not have a material impact on its results of operations and financial position.

                           SFAS No. 148 provides alternative methods of
                  transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


4.       EMPLOYEE COMPENSATION COSTS

                                                                               Year Ended December 31,
                                                               ---------------------------------------------------
                                                                      2000              2001              2002
                                                                     RMB'000           RMB'000           RMB'000
                                                               ----------------  ----------------  ----------------
                  Wages and salaries                                    20,282            21,543            18,533
                  Social security costs                                  1,819             2,003             2,053
                                                               ----------------  ----------------  ----------------

                                                                        22,101            23,546            20,586
                                                               ================  ================  ================

                  Social security costs represent contributions to funds for staff welfare organized by the municipal and provincial governments including contributions to the retirement benefit plans (see Note 22).

         5.       INCOME TAXES

                                                                               Year Ended December 31,
                                                               ---------------------------------------------------
                                                                      2000              2001              2002
                                                                     RMB'000           RMB'000           RMB'000
                                                               ----------------  ----------------  ----------------
                  PRC current tax                                       10,480            16,149            21,810
                  Deferred tax (Note 13)                                (2,519)           (5,559)            2,377
                                                               ----------------  ----------------  ----------------

                                                                         7,961            10,590            24,187
                                                               ================  ================  ================

                  In accordance with the relevant PRC income tax rules and regulations, the enacted PRC income tax rate applicable to the Company is 33% for the years ended December 31, 2001 and 2002.

                  The tax on the Company's income before income taxes differs from the theoretical amount that would arise using the basic tax rate in the PRC applicable to the Company as follows:

                                                                               Year Ended December 31,
                                                               ---------------------------------------------------
                                                                      2000              2001              2002
                                                                     RMB'000           RMB'000           RMB'000

                  Income before income taxes                             9,518            41,853            79,392
                                                               ================  ================  ================

                  Tax calculated at a tax rate of 33%                    3,141            13,811            26,200
                  Impairment loss on valuation
                    (net of tax effects)                                   428                 -                 -
                  Non assessable and non deductible
                    items of income and expenses
                    (net of tax effects)                                 4,392            (3,221)           (2,013)
                                                               ----------------  ----------------  ----------------

                                                                         7,961            10,590            24,187
                                                               ================  ================  ================

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


6.       CASH AND CASH EQUIVALENTS

                                                                           At December 31,
                                                              ------------------------------------------
                                                                         2001                    2002
                                                              ------------------      ------------------
                                                                      RMB'000                 RMB'000

                  Cash at bank and in hand                             79,262                 119,372
                  Certificates of deposit                                 250                   1,864
                                                              ------------------      ------------------
                                                                       79,512                 121,236
                                                              ==================      ==================

7.       ACCOUNTS RECEIVABLE

                                                                           At December 31,
                                                              ------------------------------------------
                                                                         2001                    2002
                                                              ------------------      ------------------
                                                                      RMB'000                 RMB'000

                  Accounts receivables                                  2,273                   6,719
                  Less: Allowance for doubtful accounts                  (692)                   (504)
                                                              ------------------      ------------------
                  Accounts receivable, net                              1,581                   6,215
                                                              ==================      ==================


                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                         2001                    2002
                                                              ------------------      ------------------
                                                                      RMB'000                 RMB'000

                  Allowance for doubtful accounts:
                    Balance at beginning of year                          369                     692
                    Changes to allowance for
                        doubtful accounts                                 323                    (188)
                                                              ------------------      ------------------
                    Balance at end of year                                692                     504
                                                              ==================      ==================

8.       INVENTORIES

                                                                           At December 31,
                                                              ------------------------------------------
                                                                         2001                    2002
                                                              ------------------      ------------------
                                                                      RMB'000                 RMB'000

                  Inventories consist of the following:
                     Raw materials                                     22,093                  64,948
                     Work-in-progress                                   8,148                  13,365
                     Finished goods                                    41,257                  41,282
                                                              ------------------      ------------------
                                                                       71,498                 119,595
                                                              ==================      ==================

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


9.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                                         At December 31,
                                                                            ------------------------------------------
                                                                                       2001                    2002
                                                                            ------------------      ------------------
                                                                                    RMB'000                 RMB'000

                  Other receivables                                                   7,998                       1
                  Less: Allowance for doubtful accounts                              (4,618)                      -
                                                                            ------------------      ------------------
                                                                                      3,380                       1
                  Deposits for purchase of raw materials,
                   machinery and equipment                                           14,759                  47,734
                  Prepayment for construction work                                      734                     267
                  Prepaid expenses                                                    7,555                   1,079
                  Value added tax recoverable                                             -                   4,093
                  Others                                                                770                     222
                                                                            ------------------      ------------------
                                                                                     27,198                  53,396
                                                                            ==================      ==================

10. PROPERTY, PLANT AND EQUIPMENT

                                                                     Plant,
                                                                 machinery
                                            Land                      and           Motor   Construction
                                       use rights   Buildings     equipment       vehicle    in progress         Total
                                       ----------   ---------     ---------       -------    -----------         -----
                                          RMB'000     RMB'000       RMB'000       RMB'000        RMB'000       RMB'000
         Year ended December 31, 2001

         Cost or valuation
           At beginning of the year        6,930        41,106       82,957          5,180         4,488       140,661
           Additions                           -         7,833       11,740            727        21,868        42,168
           Transfers                           -             -          293              -          (293)            -
           Disposals and write-offs            -             -       (1,510)          (560)       (2,473)       (4,543)
                                      ----------- ------------  ------------  -------------  ------------   -----------

           At end of the year              6,930        48,939       93,480          5,347        23,590       178,286
                                      ----------- ------------  ------------  -------------  ------------   -----------

         Accumulated depreciation
           At beginning of the year          124         5,473       42,656          2,256             -        50,509
           Depreciation                       90         1,549       13,455            860             -        15,954
           Disposals and write-offs            -             -         (636)          (482)            -        (1,118)
                                      ----------- ------------  ------------  -------------  ------------   -----------

           At end of the year                214         7,022       55,475          2,634             -        65,345
                                      ----------- ------------  ------------  -------------  ------------   -----------

         Net book value
           At end of the year              6,716        41,917       38,005          2,713        23,590       112,941
                                      =========== ============= ============  =============  ============   ===========

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


10.      PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                                                                     Plant,
                                                                 machinery
                                             Land                     and           Motor   Construction
                                       use rights   Buildings     equipment       vehicle    in progress         Total
                                       ----------   ---------     ---------       -------    -----------         -----
                                          RMB'000     RMB'000       RMB'000       RMB'000        RMB'000       RMB'000
         Year ended December 31, 2002

         Cost or valuation
           At beginning of the year        6,930        48,939       93,480          5,347        23,590       178,286
           Additions                         150        19,225       33,740          7,897        35,113        96,125
           Reclassification                    -        (2,525)           -              -         2,525             -
           Transfer                            -         2,436       32,930              -       (35,366)            -
           Disposals and write-offs            -          (190)        (221)        (1,317)         (958)       (2,686)
           Carved out to shareholders       (345)      (17,364)      (2,488)          (204)         (363)      (20,764)
                                      ----------- ------------  ------------  -------------  ------------   -----------

           At end of the year              6,735        50,521      157,441         11,723        24,541       250,961
                                      ----------- ------------  ------------  -------------  ------------   -----------

         Accumulated depreciation
           At beginning of the year          214         7,022       55,475          2,634             -        65,345
           Depreciation                       90         1,892       11,264          1,637             -        14,883
           Disposals and write-offs            -             -          (95)          (316)            -          (411)
           Reclassification                    -           394         (249)          (145)            -             -
           Transfer                            -           109          411              -             -           520
           Carved out to shareholders        (23)         (448)        (612)          (130)            -        (1,213)
                                      ----------- ------------  ------------  -------------  ------------   -----------

           At end of the year                281         8,969       66,194          3,680             -        79,124
                                      ----------- ------------  ------------  -------------  ------------   -----------

         Net book value
           At end of the year              6,454        41,552       91,247          8,043        24,541       171,837
                                      =========== ============= ============  =============  ============   ===========

                  Land use rights and buildings are located in the PRC, where private ownership of land is not allowed. Rather, entities acquire the rights to use land for a designated term. As of December 31, 2002, the Company had rights to use five parcels of land for periods ranging from 40 to 51 years up to 2041 to 2052.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


11.      INVESTMENT IN AN EQUITY AFFILIATE

                                                   At December 31,
                                      ------------------------------------------
                                                 2001                    2002
                                      ------------------      ------------------
                                              RMB'000                 RMB'000

         Unlisted shares, at cost              21,100                       -
                                      ==================      ==================

                  Details of the equity affiliate are as follows:

                                                Country of                                Equity
                                               establishment           Registered        interest       Principal
                  Name of company              And operation            capital            held        activities
                  ---------------              -------------            -------            ----        ----------

                  Shandong Jingbo              The People's          RMB 50,000,000        42.2%       Production
                   Thermoelectrical              Republic                                               and sale
                  Company  Limited               of China                                             of electrical
                                                                                                     and thermo power

                  Shandong Jingbo Thermoelectrical Company Limited commenced operation during 2002. In December 2002, the Company distributed its equity interest in this affiliate to shareholder along with other non-operational assets and liabilities totaling RMB 27,714,000 as discussed in Note 1.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


12.      INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist of the following at December 31:

                                                   2001                                      2002
                               -------------------------------------   ----------------------------------------
                                            Accumulated                              Accumulated
                                     Cost  Amortization          Net           Cost  Amortization           Net
                                     ----  ------------          ---           ----  ------------           ---
                                  RMB'000       RMB'000      RMB'000        RMB'000       RMB'000       RMB'000
         Trademark                  3,838          (572)       3,266          3,838          (998)        2,840
         Other intangibles          1,198          (144)       1,054          1,198          (277)          921
                               ----------- ------------- ------------  -------------  ------------   -----------
         Intangible assets          5,036          (716)       4,320          5,036        (1,275)        3,761
         Other assets                 800           (32)         768            800           (48)          752
                               ----------- ------------- ------------  -------------  ------------   -----------
                                    5,836          (748)       5,088          5,836        (1,323)        4,513
                               =========== ============= ============  =============  ============   ===========

                  Amortization on intangible assets was RMB 576,000 and RMB 575,000 for the years ended December 31, 2001 and 2002 respectively.

                  Other assets represented long-term prepaid advertising.

13.      DEFERRED INCOME TAX ASSETS AND LIABILITIES

                  Deferred income taxes are calculated on temporary difference under the liability method using a principal tax rate of 33%.

                  The movements in the deferred income tax assets and liabilities account are as follows:

                                                              Year Ended December 31,
                                                             2001                 2002
                                                      -----------------    -----------------
                                                              RMB'000               RMB'000
                  At beginning of year                            (214)               5,345
                  Income statement credit/(debit)                5,559               (2,377)
                                                      -----------------    -----------------

                  At end of year                                 5,345                2,968
                                                      =================    =================

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


14.      SHORT-TERM DEBTS

                                                                   At December 31,
                                                              2001                  2002
                                                        ----------------     ----------------
                                                            RMB'000               RMB'000

         Bank loans                                               61,350               63,000
         Other borrowings from unrelated parties                     500               25,500
                                                        ----------------     ----------------

                                                                  61,850               88,500
                                                        ================     ================

                  As of December 31, 2001, bank loans were secured by the Company's property, plant and equipment with net book value of RMB 41,361,000, and bears interest at prevailing lending rates in the PRC ranging from 5.24% to 5.85% per annum for the year ended December 31, 2001.

                  As of December 31, 2002, bank loans totaling RMB 58,000,000 were unsecured and non-interest bearing. Bank loan of RMB 5,000,000 was unsecured and bears interest at 5.31% per annum for the year ended December 31, 2002.

                  All bank loans mature within one year.

                  Other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.24% to 5.85% and 5.24% to 5.85% per annum for the years ended December 31, 2001 and 2002 respectively.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


15.      LONG-TERM DEBTS

                                                      At December 31,
                                                 2001                 2002
                                          ----------------     ----------------
                                               RMB'000               RMB'000

         Bank loans                                      -              145,350
                                          ----------------     ----------------

                                                         -              145,350
                                          ================     ================

                  Bank loans are secured by the Company's property, plant and equipment and bear interest at prevailing lending rates of the Central Bank of China for the year ended December 31, 2002. The bank loans are interest only loans with the principal amounts maturing in December 2010.

                  At December 31, 2002, long-term debts would mature as follows:

                                                               RMB'000

                  2003                                               -
                  2004                                               -
                  2005                                               -
                  2006                                               -
                  2007                                               -
                  Thereafter                                   145,350
                                                           -----------

                                                               145,350
                                                           -----------

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


16.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                             At December 31,
                                                                                       2001                 2002
                                                                                 ----------------     ----------------
                                                                                     RMB'000               RMB'000
         Trade payables                                                                    20,683               47,567
         Salaries and welfare payable                                                       8,085                7,199
         Accrued expenses                                                                   1,783                  639
         Dividends payable by a subsidiary to minority shareholders                           956                    -
         Interest payable                                                                   3,040                    -
         Payables for construction-in-progress                                              5,293                4,283
         Deposits received from staff                                                       4,600                9,790
         Deposits from customers                                                            3,266                2,485
         Provisions                                                                         8,525                  362
         Others                                                                             5,844                1,771
                                                                                 ----------------     ----------------

                                                                                           62,075               74,096
                                                                                 ================     ================

17.   OTHER TAXES PAYABLE

                  Details of other taxes payable are as follow:
                                                                                             At December 31,
                                                                                       2001                 2002
                                                                                 ----------------     ----------------
                                                                                     RMB'000               RMB'000

                  Value-added tax                                                          46,774                    -
                  Consumption tax                                                          84,340                6,020
                  Surtaxes                                                                  6,212                4,481
                  Withholding tax                                                           3,334                1,975
                                                                                 ----------------     ----------------

                                                                                          140,660               12,476
                                                                                 ================    =================

         (a)      Value-Added Tax ("VAT")

                  The Company is subject to VAT, which is levied at the general rates of 6% to 17% on gross sales of the Company's products. An input credit is available whereby VAT paid on the purchases of semi-finished products or raw materials can be used to offset the VAT on sales to determine the net VAT payable.

                  VAT payable at December 31, 2001 included brought-forward balances of RMB 45,110,000 from previous years, as the PRC authority has not requested payment of these outstanding amounts.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


17.      OTHER TAXES PAYABLE (CONTINUED)

         (b)      Consumption Tax ("CT")

                  The Company is subject to CT at fixed rates of RMB 277.6 per ton and RMB 117.6 per ton for domestic sales of gasoline and diesel oil, respectively.

                  CT payable at December 31, 2001 included brought forward balances of RMB 77,542,000 , from previous years, as the PRC authority has not requested payment of these outstanding amounts.

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


18.      SHAREHOLDERS' EQUITY

                  As discussed in Note 1, Agrochemical Company de-consolidated from Petrochemical Company on April 5, 2002. Consequently, Agrochemical Company's financial statements are combined with accompanying consolidated financial statements from April 6, 2002 through December 31, 2002. As a result, Agrochemical Company's capital and accumulated deficit of RMB 15,115,000 and RMB (3,122,000), respectively, were combined as of April 6, 2002.

                  As discussed in Note 1, Lu Nong Chemical Company de-registered on April 5, 2002 and the assets and liabilities of Lu Nong Chemical Company were transferred to Agrochemical Company at the historical amounts on that same date. Lu Nong Chemical Company's shareholders equity was comprised of paid-in capital of RMB 13,454,000, accumulated deficit of RMB 3,431,000, and statutory common funds of RMB 808,000, which was accounted for as contributed capital.

19.   STATUTORY COMMON FUNDS

                                                                    Statutory           Statutory
                                                                       common              common
                                                                 reserve fund        welfare fund            Total
                                                             -----------------   -----------------    -----------------
                                                                      RMB'000             RMB'000              RMB'000
         Balance at January 1, 2001                                       175                  87                  262
         Transfer from accumulated deficit
           to reserves                                                  2,600               1,301                3,901
         Transfer from accumulated deficit
           to reserves by a subsidiary                                    368                 184                  552
                                                             -----------------   -----------------    -----------------
         Balance at December 31, 2001                                   3,143               1,572                4,715
         Transfer from accumulated deficit
           to reserves                                                      -                   -                    -
         Lunong Chemical Company
           (de-registration)                                             (539)               (269)                (808)
                                                             -----------------   -----------------    -----------------

         Balance at December 31, 2002                                   2,604               1,303                3,907
                                                             =================   =================    =================

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


19.      STATUTORY COMMON FUNDS (CONTINUED)

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

         (b) Pursuant to the PRC regulations and the Company's Articles of Organization, the Company is required to transfer 5% to 10% of its net income, as determined under the PRC accounting regulations, to the statutory common welfare fund. This fund can only be used to provide staff welfare facilities and other collective benefits to the Company's employees in the form of capital expenditure. This fund is non-distributable other than in liquidation.

20.      COMMITMENTS

         (a)      Operating lease commitments

                           Under a lease agreement, the Company has committed to
                  pay determined rental to a PRC government for the period from July 1996 to 2010. Future minimum lease payments as of December 31, 2001 and 2002 under these arrangements are analyzed as follows:

                                                                            2001                 2002
                                                                     ----------------     ----------------
                                                                          RMB'000              RMB'000

                           - first year after 2001 and 2002                        67                   74
                           - second year after 2001 and 2002                       74                   81
                           - third year after 2001 and 2002                        81                   90
                           - fourth year after 2001 and 2002                       90                   98
                           - fifth year after 2001 and 2002                        98                  108
                           - thereafter                                           503                  395
                                                                     ----------------     ----------------

                                                                                  913                  846
                                                                     ================     ================

                           Operating lease expenses approximated RMB 61,000 and
                  RMB 67,000 for the years ended December 31, 2001 and 2002, respectively.

         (b)      Capital commitments

                           For the years ended December 31, 2001 and 2002, the
                  Company entered into various construction contracts. As of December 31, 2001 and 2002, remaining commitments related to these construction contracts approximated RMB 3,641,000 and RMB 11,213,000, respectively.

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


21.      RELATED PARTY TRANSACTIONS

                  Parties are considered to be related if they are subject to common control or common significant influence, common ownership, direct or indirect ownership between parties, or transactions with employees.

                  The Company's significant related party transactions affecting the results of operations are as follows:

                                                                                     Year Ended December 31,
                                                                            ------------------------------------------
                                                                                   2001                    2002
                                                                            ------------------      ------------------
                                                                                 RMB'000                 RMB'000

                  Purchase of material from Shandong Jingbo
                    Printing Limited                                                  1,030                   1,956
                                                                            ==================      ==================

                  Services received from Shandong Jingbo
                    Thermoelectrical Company Limited                                    158                       -
                                                                            ==================      ==================

                  Interest income and rental income earned from
                    short-term advances to Shandong Jingbo
                    Thermoelectrical Company Limited                                    192                   1,806
                                                                            ==================      ==================

                  Interest expenses paid to loans from
                    Shareholders                                                        367                       -
                                                                            ==================      ==================

                  Services received from Shandong Jingbo
                    Logistic Company Limited                                              -                   1,527
                                                                            ==================      ==================

                  Rental income received from Shandong Jingbo
                    Ke Lung Company Limited                                               -                     300
                                                                            ==================      ==================

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


21.      RELATED PARTY TRANSACTIONS (CONTINUED)

                  Due from/to related parties as of December 31, 2001 and 2002 are as follow:

                                                                                        At December 31,
                                                                            ------------------------------------------
                                                                                   2001                    2002
                                                                            ------------------      ------------------
                                                                                 RMB'000                 RMB'000
                  Due from related parties
                    Employee advances                                                 2,644                   1,027
                    Shandong Jingbo Thermoelectrical Company Limited                 28,153                  18,509
                    Shandong Jingbo Chemical Company Limited                              -                      31
                    Technology Development Centre                                         -                  11,220
                    Shangdong Jingbo Ke Lung Company Limited                              -                      35
                                                                            ------------------      ------------------
                    Total due from related parties                                   30,797                  30,822
                                                                            ==================      ==================

                  Due to related parties:
                    Loans from shareholders                                          12,312                       -
                    Loans from employees                                             22,021                  22,126
                    Current portion of staff borrowings                                   -                   6,348
                    Shangdong Jingbo Food Company Limited                                 -                   2,414
                    Shangdong Jingbo Logistic Company Limited                             -                  10,121
                    Shangdong Jingbo Printing Company Limited                             -                      62
                                                                            ------------------      ------------------
                    Total due to related parties                                     34,333                  41,071
                                                                            ==================      ==================

                  Due to related parties, long-term portion:
                    Long-term portion of staff borrowings                                 -                  23,118
                                                                            ------------------      ------------------
                    Total due to related parties, long term portion                       -                  23,118
                                                                            ==================      ==================

                  Staff borrowings are unsecured and bear interest at bank rate in the PRC of 4.77% per annum for the year ended December 31, 2002.

                  At December 31, 2002, due to related parties, long-term portion, would mature as follows:

                                                                 RMB'000

                  2003                                             6,348
                  2004                                             6,348
                  2005                                             6,348
                  2006                                             4,074
                                                            ------------

                                                                  23,118
                                                            ============

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


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

22.      RETIREMENT PLAN

                  As stipulated by the regulations of the PRC government, the Company operates a defined contribution retirement plan for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their employees. Employees of the PRC companies are required to contribute 6% of their basic salary for the years ended December 31, 2001 and 2002, with the maximum amount of contribution of 8%. For the years ended December 31, 2001 and 2002, contributions made by the Company approximated RMB 1,050,000 and RMB 1,139,000 respectively.

23.      SEGMENT FINANCIAL INFORMATION

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

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


23.      SEGMENT INFORMATION (CONTINUED)

         Factors management used to identify the Company's reportable segments
         ---------------------------------------------------------------------

                  The Company's reportable segments are business units that offer different products.

         Operating segment information
         -----------------------------

                                                           Year ended December 31
                                                     2000            2001          2002
                                                   ---------      ---------      ---------
                                                    RMB'000        RMB'000        RMB'000
Net sales:
   Petrochemical
      Net sales to unaffiliated customers           530,478        481,509        830,530
                                                   ---------      ---------      ---------

   Agrochemical
      Net sales to unaffiliated customers            27,001         27,813         51,645
                                                   ---------      ---------      ---------

Total consolidated net sales                        557,479        509,322        882,175
                                                   =========      =========      =========

Depreciation and amortization expenses:
   Petrochemical                                     16,930         14,461         11,789
   Agrochemical                                       1,707          2,070          3,667
                                                   ---------      ---------      ---------

Total consolidated depreciation
 and amortization expenses                           18,637         16,531         15,456
                                                   =========      =========      =========

Segment income/(loss):
   Petrochemical                                     14,967         35,775         59,811
   Agrochemical                                      (5,254)         7,666          9,518
                                                   ---------      ---------      ---------

Total segment income                                  9,713         43,441         69,329

Reconciling items:
   Corporate income/(expenses)                          (16)         1,452          1,841
   Write-off of accrued expenses                                        --         14,554
   Interest income                                    1,453          1,781          2,906
   Interest expenses                                 (1,632)        (4,821)        (9,238)
                                                   ---------      ---------      ---------

Total consolidated income before income taxes         9,518         41,853         79,392
                                                   =========      =========      =========

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


23.      SEGMENT INFORMATION (CONTINUED)

                                                         Year ended December 31
                                                           2001        2002
                                                         --------     --------
                                                         RMB'000      RMB'000
Segment assets:
   Petrochemical                                         288,422      429,527
   Agrochemical                                           66,638       81,055
                                                         --------     --------

Total consolidated assets                                355,060      510,582
                                                         ========     ========

Expenditure for additions to long-lived assets:
   Petrochemical                                          30,564       92,173
   Agrochemical                                           11,604        3,952
                                                         --------     --------

Total consolidated expenditure for
   additions to long-lived assets                         42,168       96,125
                                                         ========     ========

                  Long-lived assets of reportable segments and corporate assets consisted of property, plant and equipment located in the PRC.

         Major customers
         ---------------

                  Major customers of the Company with sales exceeding 10% of the total consolidated net sales are as follows.

                                                  Year ended December 31
                                               2000        2001       2002
                                               ----        ----       ----
                                              RMB'000     RMB'000    RMB'000

Shandong Haihua Holdings Company Limited         --       17.77%     0.75%
                                              ======      ======     =====

Shendian Electric Industrial Holdings
  Limited                                     11.35%         --        --
                                              ======      ======     =====

                               AP HENDERSON GROUP
                       (FORMERLY MAGNOLIA VENTURES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                 (EXPRESSED IN RENMINBI UNLESS OTHERWISE STATED)


24.      DISTRIBUTION NON-OPERATIONAL ASSETS AND LIABILITIES TO SHAREHOLDER

                  In December 2002, the Company transferred and assigned certain of its non-operational assets and liabilities to shareholder as a distribution. Details of the non-operational assets and liabilities transferred and assigned are as follows:

                                                                     RMB'000

         Assets
         ------

         Property, plant and equipment (net)                          19,551
         Investment in an equity affiliate                            21,100
         Other investments                                               594
         Cash                                                         49,000
         Other receivables                                             2,150
                                                                 ------------

                                                                      92,395

         Liabilities
         -----------

         Other taxes payable                                       (125,512)
                                                                 -----------

         Excess liabilities assumed by shareholder                  (33,117)
                                                                 ===========

25.      SUBSEQUENT EVENT

                  Presently, the Company's common shares trade on the OTC Bulletin Board. During January 2003, an application has been filed to list the common shares on the American Stock Exchange (AMEX). Such application is currently pending.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         Set forth below are our directors and officers, including key executive officers of our wholly-owned operating subsidiary, Jingbo Chemical (Bo Xing) Company Ltd.

           NAME                   AGE                               POSITION
----------------------------    -------        -------------------------------------------------------
Richard Henry                     48           Chairman of the Board, President, Chief Executive
                                                   Officer and Chief Financial Officer
Yun Sheng Ma                      39
                                               President of Jingbo Chemical
Qing Ling Shi                     36
                                               Vice President of Operations of Jingbo Chemical

Xing Lin Wang, Ph. D              38           Vice President of Agrochemical Division of Jingbo
                                                   Chemical

Li Jun Cao                        44           Vice President of Finance and Chief Financial Officer
                                                   of Jingbo Chemical

Richard Lui                       37           Director

Donald Sprague                    56           Director

George Brenner                    73           Director

Joseph Gatti                      74           Director


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

         Mr. Lui has served as a director of AP Henderson Group since January 15, 2003. Mr. Lui has served as President of Morgan Capital International, Inc., a Los Angeles, California based financial and management consulting company, since July 2002. From September 1997 to July 2002, Mr. Lui was the President of Globalink Securities, Inc. a NASD member broker-dealer.

         Mr. Sprague has served as a director of AP Henderson Group since May 2003. Mr. Sprague has been a private investor since December 2002. From 1998 to 2002, Mr. Sprague was a catastrophe adjustor with the National Catastrophe Adjustors Group.

         Mr. Brenner has served as a director of AP Henderson Group since May 2003. Mr. Brenner has also served as the President of George Brenner, CPA, A Professional Corporation, a Los Angeles, California based public accounting firm since 1992. Mr. Brenner is currently a director of the Securities Industry Management Association, an organization of securities industry professionals. Mr. Brenner is a certified public accountant licensed to practice by the State of California.

         Mr. Gatti has served as a director of AP Henderson Group since May 2003. Mr. Gatti has also served as Managing Director of Corporate Finance for Spencer Trask Securities, a New York based investment banking firm, since 1995. Mr. Gatti is also a director of Bridge Technologies, Inc., a Garden Grove manufacturer of power supplies and computer accessories.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and non-cash compensation earned during fiscal 2002, 2001 and 2000 by our chief executive officer and our four other highest paid executive officers. In reviewing the table, please keep in mind that:

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


                                       ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            -------------------------------------------------------------------------
                                                                       RESTRICTED   COMMON SHARES
                                                           OTHER         STOCK       UNDERLYING
                                                           ANNUAL        AWARDS   OPTIONS GRANTED      ALL OTHER
    NAME AND POSITION        YEAR    SALARY     BONUS   COMPENSATION      ($)        (# SHARES)       COMPENSATION
--------------------------- ------- --------- -----------------------  ----------  ---------------   ---------------
Richard Henry, President     2002     -0-        -0-         -0-          -0-            -0-               -0-
and Chief Executive          2001     -0-        -0-         -0-          -0-            -0-               -0-
Officer                      2000     -0-        -0-         -0-          -0-            -0-               -0-

Ma Yun Sheng, President      2002   $ 60,406   $33,827       -0-          -0-            -0-               -0-
of Jingbo Chemical Ltd.      2001   $483,249     -0-         -0-          -0-            -0-               -0-
                             2000   $386,599     -0-         -0-          -0-            -0-               -0-

Shi Qing Ling, Vice          2002   $ 24,162   $13,289       -0-          -0-            -0-               -0-
President of Operations      2001   $ 27,746      -0-        -0-          -0-            -0-               -0-
of Jingbo Chemical Ltd.      2000   $181,218      -0-        -0-          -0-            -0-               -0-

Wang Xing Lin, Ph. D,
Vice President of            2002   $ 30,203   $16,310       -0-          -0-            -0-               -0-
Agrochemical Division of     2001   $144,974     -0-         -0-          -0-            -0-               -0-
Jingbo Chemical Ltd.         2000   $120,812     -0-         -0-          -0-            -0-               -0-

Cao Li Jun, Vice
President of Finance and     2002   $ 12,081   $ 6,041       -0-          -0-            -0-               -0-
Chief Financial Officer      2001   $169,137     -0-         -0-          -0-            -0-               -0-
of Jingbo Chemical Ltd.      2000   $138,934     -0-         -0-          -0-            -0-               -0-



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
                                      NONE




                              AGGREGATED OPTION/SAR EXERCISES IN 2002 FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES

                                                                                NUMBER OF             VALUE OF
                                                                                SECURITIES           UNEXERCISED
                                                                                UNDERLYING          IN-THE-MONEY
                                                                               UNEXERCISED         OPTIONS/SARS AT
                                                                             OPTIONS/SARS AT         FY-END ($)
                                                                                FY-END (#)

                                   SHARES ACQUIRED      VALUE REALIZED         EXERCISABLE/         EXERCISABLE/
           NAME                    ON EXERCISE (#)            ($)             UNEXERCISABLE         UNEXERCISABLE
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 21, 2003 by:

         o each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all directors and executive officers as a group.

         In reviewing the table, please keep in mind, that the percentage amounts for each reported party are based on 45,000,002 common shares issued and outstanding as of May 21, 2003. The address of each individual is 600 Wilshire Blvd., Suite 1252, Angeles, California 90017.


             NAME AND ADDRESS                                 NUMBER OF SHARES                     PERCENTAGE OWNED
--------------------------------------------     -------------------------------------------    --------------------
Richard Henry                                                    39,054,465                           86.79%
Richard Lui                                                      1,432,125                             3.18%
Donald Sprague                                                    897,225                              1.99%
George Brenner                                                      -0-                                 --
Joseph Gatti                                                        -0-                                 --
All officers and directors as a group                            41,383,815                           91.96%
(five persons)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year 2003, our Chairman of the Board, Richard Henry, advanced to us approximately US$350,000 for certain transactional costs and expenses associated with the reorganization described in Part 1, Item 1 "Business - Business Development." The advances are non interest bearing and payable on demand.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
         -----------------------------------------------

         (1)      FINANCIAL STATEMENTS:

                  See index to financial statements on page 18.

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

(b)      REPORTS ON FORM 8-K:
         --------------------

                  None.

(c)      EXHIBITS:
         --------

                  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K/A.

(d)      FINANCIAL STATEMENT SCHEDULES:
         ------------------------------

                  The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K/A.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AP HENDERSON GROUP

Date:  May 27,  2003                     By:  /S/ RICHARD HENRY
                                            ------------------------------------
                                             Richard Henry, President and Chief
                                              Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                       Date
---------                                  -----                                       ----

/S/ RICHARD HENRY                          Chairman of the Board, President, Chief     May 27, 2003
------------------------------------       Executive Officer and Chief Financial
Richard Henry                              Officer

/S/ RICHARD LUI                            Director                                    May 27, 2003
------------------------------------
Richard Lui

/S/ DONALD SPRAGUE                         Director                                    May 27, 2003
------------------------------------
Donald Sprague

/S/ GEORGE BRENNER                         Director                                    May 27, 2003
------------------------------------
George Brenner

/S/ JOSEPH GATTI                           Director                                    May 27, 2003
------------------------------------
Joseph Gatti


                                 CERTIFICATIONS

I, Richard Henry, certify that:

1. I have reviewed this annual report on Form 10-K/A of AP Henderson Group ("registrant"):

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

Date: May 27, 2003

/S/ RICHARD HENRY
-----------------
Richard Henry
Chief Financial Officer

I, Richard Henry, certify that:

1. I have reviewed this annual report on Form 10-K/A of AP Henderson Group ("registrant"):

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

Date:  May 27, 2003

/S/ RICHARD HENRY
-----------------
Richard Henry
Chief Executive Officer


                                                   AP HENDERSON GROUP

                                             Exhibit Index to Annual Report
                                             ------------------------------
                                                     on Form 10-K/A
                                                     --------------

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

3.1         Amended and Restated Articles of Incorporation           Incorporated by reference to Exhibit 3.1 to
                                                                     AP Henderson Group's Annual Report on Form
                                                                     10-K filed with the Securities and Exchange
                                                                     Commission on April 15, 2003.

3.2         Amended and Restated Bylaws                              Filed herewith.

4.1         Specimen of Common Stock Certificate                     Incorporated by reference to Exhibit 4.1 to
                                                                     AP Henderson Group"s Annual Report on Form
                                                                     10-K filed with the Securities and Exchange
                                                                     Commission on April 15, 2003.

21.1        List of Subsidiaries                                     Incorporated by reference to Exhibit 2.1 to
                                                                     AP Henderson Group's Annual Report on Form
                                                                     10-K filed with the Securities and Exchange
                                                                     Commission on April 15, 2003.

99          Section 906 Certification                                Filed herewith.
