Form 10-Q
period 2003-06-30
AP HENDERSON GROUP
filed 2003-08-19
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 18, 2003, the registrant had 45,000,002 of its common stock outstanding.

                               AP HENDERSON GROUP

                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2003




                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets as of June 30, 2003 (unaudited) and
           December 31, 2002...................................................3
         Consolidated statements of income for the three and six months ended
           June 30, 2003 and 2002 (unaudited)..................................4
         Consolidated statements of cash flows for the six months ended
           June 30, 2003 and 2002 (unaudited)..................................5
         Notes to consolidated financial statements (unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............12

Item 4.  Controls and Procedures..............................................12

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14


                                              PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                              CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,     JUNE 30,       JUNE 30,
                                                                          2002           2003           2003
                                                                         RMB'000       RMB'000        US$'000
                                                                       ----------     ----------     ----------
                                                                                      (UNAUDITED)    (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                            121,236        545,704         65,925
    Accounts receivable, net                                               6,215          4,246            513
    Due from related parties                                              30,822         30,822          3,723
    Inventories                                                          119,595        126,482         15,280
    Prepaid expenses and other current assets                             53,396        159,737         19,298
                                                                       ----------     ----------     ----------
      Total current assets                                               331,264        866,991        104,739

Property, plant and equipment, net                                       171,837        230,026         27,789
Intangible and other assets, net                                           4,513          4,152            502
Deferred tax assets                                                        2,968          2,968            359
                                                                       ----------     ----------     ----------

      Total assets                                                       510,582      1,104,137        133,389
                                                                       ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                              74,096        622,284         75,177
    Short-term debts                                                      88,500        141,463         17,090
    Due to related parties                                                41,071         40,366          4,877
    Dividends payable                                                         --             --             --
    Income taxes payable                                                   9,450          3,511            424
    Other taxes payable                                                   12,476         12,476          1,507
                                                                       ----------     ----------     ----------
      Total current liabilities                                          225,593        820,100         99,075
                                                                       ----------     ----------     ----------

Long-term liabilities
    Due to related parties, long-term portion                             23,118         19,944          2,409
    Long-term debts                                                      145,350        145,350         17,560
                                                                       ----------     ----------     ----------

      Total liabilities                                                  394,061        985,394        119,044
                                                                       ----------     ----------     ----------

Shareholders' equity
    Preferred share - RMB 0.08 (US$ 0.01) par value, 25,000,000
      shares authorized, no shares issued and outstanding                     --             --             --
    Common share - RMB 0.008 (US$ 0.001) par value, 200,000,000 shares authorized, 39,375,000  and 45,000,002 shares issued
      and outstanding at December 31, 2002 and June 30, 2003                 326            360             45
    Additonal paid-in capital                                             76,098         76,098          9,191
    Retained earnings                                                     36,190         37,820          4,569
    Statutory common funds                                                 3,907          4,465            539
                                                                       ----------     ----------     ----------
      Total shareholders' equity                                         116,521        118,743         14,345
                                                                       ----------     ----------     ----------

      Total liabilities and shareholders' equity                         510,582      1,104,137        133,389
                                                                       ==========     ==========     ==========


                              See accompanying notes to consolidated financial statements


                                                        AP HENDERSON GROUP
                                                (FORMERLY MAGNOLIA VENTURES, INC.)
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------------  ----------------------------------------
                                                      2002          2003          2003         2002          2003          2003
                                                    RMB'000       RMB'000       US$'000      RMB'000       RMB'000       US$'000
                                                 ------------  ------------  ------------  ------------  ------------  ------------
REVENUES
   Sales and other operating revenues                187,169       364,577        44,044       302,195       633,461        76,527

COST OF REVENUES
   Purchases, services and other                     151,662       332,678        40,190       250,744       573,328        69,263
                                                 ------------  ------------  ------------  ------------  ------------  ------------
       Gross margin                                   35,507        31,899         3,854        51,451        60,133         7,265
                                                 ------------  ------------  ------------  ------------  ------------  ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses       12,113         9,370         1,132        17,507        17,796         2,150
   Taxes other than income taxes                      12,553        18,732         2,263        22,401        31,339         3,786
                                                 ------------  ------------  ------------  ------------  ------------  ------------
     Total operating expenses                         24,666        28,102         3,395        39,908        49,135         5,936
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Income from operations                         10,841         3,797           459        11,543        10,998         1,329

OTHER INCOME (EXPENSE)
   Interest expense                                   (1,609)       (5,999)         (725)       (2,820)       (9,352)       (1,130)
   Other income (expense), net                         1,775         3,772           456         3,061         2,021           244
                                                 ------------  ------------  ------------  ------------  ------------  ------------
     Total other income (expense)                        166        (2,227)         (269)          241        (7,331)         (886)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
       Income before income taxes                     11,007         1,570           190        11,784         3,667           443
   Income taxes                                        2,770         1,019           123         3,146         2,037           246
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Net income                                      8,237           551            67         8,638         1,630           197
                                                 ============  ============  ============  ============  ============  ============

Earnings per share data:
    Basic and fully diluted earnings per share          0.21          0.01          0.00          0.22          0.04          0.00
                                                 ============  ============  ============  ============  ============  ============
    Weighted average common shares outstanding    39,375,000    45,000,002    45,000,002    39,375,000    44,562,503    44,562,503
                                                 ============  ============  ============  ============  ============  ============

                                   See accompanying notes to consolidated financial statements

                                                   AP HENDERSON GROUP
                                           (FORMERLY MAGNOLIA VENTURES, INC.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                                      (UNAUDITED)


                                                                           2002               2003              2003
                                                                         RMB'000            RMB'000            US$'000
                                                                     -----------------  -----------------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                  8,638              1,630               197
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                             6,540              9,198             1,111
    Net changes in operating assets and liabilities                           (67,292)           428,065            51,714
                                                                     -----------------  -----------------  ----------------
        Net cash provided by (used in) operating activities                   (52,114)           438,893            53,022
                                                                     -----------------  -----------------  ----------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                (44,898)           (67,388)           (8,141)
                                                                     -----------------  -----------------  ----------------
        Net cash used in investing activities                                 (44,898)           (67,388)           (8,141)
                                                                     -----------------  -----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from capital contributions                                        10,780                  -                 -
    Proceeds from short and long-term debt                                    195,359            542,533            65,542
    Principal payments on short and long-term debt                            (57,396)          (489,570)          (59,144)
                                                                     -----------------  -----------------  ----------------
        Net cash provided by financing activities                             148,743             52,963             6,398
                                                                     -----------------  -----------------  ----------------

Net change in cash and cash equivalents                                        51,731            424,468            51,279
Beginning cash and cash equivalents                                            79,512            121,236            14,646
                                                                     -----------------  -----------------  ----------------

Ending cash and cash equivalents                                              131,243            545,704            65,925
                                                                     =================  =================  ================


                              See accompanying notes to consolidated financial statements

                               AP HENDERSON GROUP

                       (FORMERLY MAGNOLIA VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (UNAUDITED)

NOTE A -- ORGANIZATION

AP Henderson Group, formerly Magnolia Ventures, Inc. (the "Company"), was incorporated on June 13, 1994 in the State of Nevada. On January 15, 2003, the Company consummated an agreement to acquire all of the outstanding capital stock of AP Henderson Ventures, a Nevada corporation ("AP Ventures"), in exchange for 5,625,000 shares of the Company's common stock ("AP Ventures Transaction"). Prior to the AP Ventures Transaction, the Company was a non-operating public company with no operations or assets and 39,375,000 common shares issued and outstanding; and AP Ventures was a privately held company in the business of owning and operating a petrochemical refinery and agricultural chemical manufacturing company in the People's Republic of China ("PRC"). The AP Ventures Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the AP Ventures Transaction is equivalent to the issuance of shares by a private company (AP Ventures) for the net non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for the AP Ventures Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these consolidated financial statements are the historical financial statements of AP Ventures. Subsequent to the AP Ventures Transaction, the Company changed its name to AP Henderson Group.

AP Ventures conducts its operations through its subsidiary Jingbo Chemical (Bo
Xing) Company Limited ("Jingbo"), a foreign direct investment company in PRC. Jingbo has two divisions: a petrochemical division engaged in the manufacturing and distribution of petrochemical products in the PRC; and an agrochemical division engaged in the manufacturing and distribution of agricultural insecticide and chemicals.

On February 11, 2003, the Company effectuated a 1.875 for 1 forward stock-split. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect the forward stock-split from the date of the Company's inception.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The consolidated financial statements are expressed in Renminbi ("RMB"), the national currency of the PRC. Solely for the convenience of the reader, the June 30, 2003 consolidated financial statements have been converted into United States dollars at the noon buying rate in New York City on June 30, 2003 for cable transfers in RMB as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.2776. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on June 30, 2003, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

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

                               AP HENDERSON GROUP

                       (FORMERLY MAGNOLIA VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

NOTE D -- INVENTORIES

As of June 30, 2003, inventories consisted of the following:

                                                     RMB'000

Raw materials                                           34,897
Work-in-progress                                        16,701
Finished goods                                          74,884
                                                  -------------
                                                       126,482
                                                  =============

NOTE E - SHORT-TERM DEBTS

During the first quarter of fiscal year 2003, the Company increased its short-term debts as result of new loans obtained from various financial institutions in the PRC. As of June 30, 2003, short-term debts are comprised of the following:

                                                     RMB'000

Bank loans                                            115,963
Other borrowings from unrelated parties                25,500
                                                   -----------
                                                      141,463
                                                   ===========

As of June 30, 2003, bank loans totaling RMB 141,463,000 were unsecured and bear interest rates ranging from 3.24% to 5.31% per annum. The company treats all borrowing that matures within one year as short-term debts.

As of June 30, 2003, other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.24% to 5.85% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, AP HENDERSON VENTURES, A NEVADA CORPORATION, AND JINGBO CHEMICAL (BO XING) CO., LTD., A CHINESE FOREIGN DIRECT INVESTMENT ENTERPRISE.

ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, THE FINANCIAL INFORMATION AS OF JUNE 30, 2003 HAVE BEEN CONVERTED INTO UNITED STATES DOLLARS AT THE NOON BUYING RATE IN NEW YORK CITY ON SUCH DATES AS CERTIFIED FOR CUSTOMS PURPOSES BY THE FEDERAL RESERVE BANK OF NEW YORK OF (US$1.00 = RMB 8.2776 AS OF JUNE 30, 2003). NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

ALL SHARE INFORMATION IN THIS REPORT HAS BEEN ADJUSTED TO GIVE EFFECT TO A 1.875 FOR ONE SPLIT OF OUR COMMON STOCK EFFECTIVE AS OF FEBRUARY 11, 2003.

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS, WITHOUT LIMITATION, REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS: (1) EXPECTED REVENUE AND EARNINGS GROWTH; (2) ESTIMATES REGARDING THE SIZE OF TARGET MARKETS; AND (3) REGULATION OF OUR INDUSTRIES AND MARKETS BY THE CHINESE GOVERNMENT. THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE BUT ARE NOT LIMITED TO: (1) OUR ABILITY TO PURCHASE CRUDE OIL FROM LOCAL SUPPLIERS IN SUFFICIENT QUANTITIES; (2) OUR ABILITY TO OBTAIN GOVERNMENT APPROVAL TO IMPORT CRUDE OIL AS WE DESIRE; (3) DISRUPTION OF OUR MARKETS AND INDUSTRIES BY CHINA'S ENTRY INTO THE WORLD TRADE ORGANIZATION AND (4) THOSE OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT.

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

RESULTS OF CONSOLIDATED OPERATIONS

   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND
                         SIX MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues for the three and six months ended June 30, 2003 increased by RMB177 million (US$21.4 million) and RMB331 million (US$40 million) or 95% and 110%, respectively, compared to the same periods in 2002. The increase was due primarily to an expansion of our petrochemical refinery facility in Shandong Province, PRC. In 2002, we increased our petrochemical refinery operations from a distillation throughout capacity of 300,000 tons annually to a capacity of 1,300,000 tons annually. Revenues from the sale of petrochemical products for the three and six months ended June 30, 2003 increased by RMB175 million (US$21 million) and RMB325 (US$39 million) or 96% and 110%, respectively, compared to the same periods in 2002. Revenues from the sale of agrochemical products for the three and six months ended June 30, 2003 increased by RMB2.7 million (US$326 thousand) and RMB6.3 million (US$761 thousand) or 60% and 112%, respectively, compared to the same periods in 2002.

PURCHASES, SERVICES AND OTHER. Purchases, services and others represent our cost of goods in the refinery of our petrochemical products and manufacture of our agrochemical products. Expenses for purchases, services and others for the three and six months ended June 30, 2003 increased by RMB181 million (US$22 million) and RMB323 (US$39 million) or 119% and 129%, respectively, compared to the same periods in 2002. The increase, over and above the volume increase, was due to significant increase of cost of crude, the main raw material to manufacture petrochemical and agrochemicals. As a result of the recent U.S. led hostilities in Iraq, we were unable to receive our allocation of crude oil from state controlled oil producers in the PRC. We purchased crude oil on the open market from PRC importers who acquired the oil from producers located in Russia. The cost of the imported crude Russian oil, including the associated transportation costs, was significantly higher than the costs we had incurred in 2002 or 2001.

GROSS PROFIT. Gross profit decreased by RMB3.6 million (US$435 thousand) for the three months ended June 30, 2003 compared to the same period in 2002, respectively, due primarily to the increased costs of crude oil. Gross profit increased by RMB 8.7 million (US$1.1 million) for the six months ended June 30, 2002 to 9% for the six months ended June 30, 2003 due to primarily to the increased costs of crude oil in the second quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended June 30, 2003 changed by RMB2.7 million (US$326 thousand) and RMB289 thousand (US$34 thousand) or 23% and 2%, respectively, compared to the same periods in 2002. Selling, general and administrative expenses as a percentage of revenue declined from 6% in the second quarter of 2002 to 3% during the second quarter of 2003 as a result of increase in revenue without incurring additional expense.

TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes represent a value added tax charged by the PRC on the sale of our petrochemical and agrochemical products. The percentage amount of the tax varies by product. Taxes other than income taxes for the three and six months ended June 30, 2003 increased by RMB6.2 million (US$749 thousand) and RMB8.9 (US$1.1 million) or 49% and 40%, respectively, compared to the same periods in 2002. However, taxes other than income taxes expressed as a percentage of revenue declined from 7% in the second quarter of 2002 to 5% during the second quarter of 2003 as a result of our production and sale of products with lower tax rates.

INCOME FROM OPERATIONS. Income from operations for the three and six months ended June 30, 2003 decreased by RMB7 million (US$846 thousand) and RMB545 thousand (US$66 thousand) or 65% and 5%, respectively, compared to the same period in 2002. Income from operations expressed as a percentage of revenue decreased from 6% in the second quarter of 2002 to 1% during the second quarter of 2003 due primarily to the increased costs of crude oil.

OTHER INCOME (EXPENSES). Other income (expenses) for the three and six months ended June 30, 2003 decreased by RMB2 million (US$242 thousand) and RMB8 million (US$966 thousand) compared to the same periods in 2002. This decrease primarily relates to interest expense during the three and six months ended June 30, 2003 approximating RMB5 million (US$604 thousand) and RMB10 million (US$1.2 million), respectively, related to short-term and long-term debts, which increased significantly compared to the previous year periods as a result of increased capital expenditures and operational expansion.

NET INCOME. Net income for the three and six months ended June 30, 2003 decreased by RMB7.7 million (US$930 thousand) and RMB7 million (US$846 thousand) or 93% and 81%, respectively, compared to the same periods in 2002 due primarily to the increased costs of crude oil in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to meet potential cash requirements, including planned capital expenditures. We have historically met our capital requirements through cash flows from operations and debt financing with local financial institutions. As set forth in the section of gross profit, the Company has experienced an increase in the cost of crude, this situation may continue and possibly worsen. Should this happen, it could have adverse impact on the Company's liquidity.

Cash flows provided by operating activities were RMB439 million (US$53 million) for the six months ended June 30, 2003, compared to RMB52 million (US$6.3 million) used by operating activities for the same period in 2002. Increaes in accounts payable is due to the PRC's conventional fiscal cycle. The account payable increase is no indication of any problems with the Company creditor to ship product and/or perform services.

Cash flows used in investing activities were RMB67 million (US$8.1 million) for the six months ended June 30, 2003, compared to RMB45 million (US$5.4 million) used in investing activities for the same period in 2002.

Cash flows provided by financing activities were RMB53 million (US$6 million) for the six months ended June 30, 2003, compared to RMB149 million (US$18 million) provided by financing activities for the same period in 2002.

As of June 30, 2003, we had working capital of RMB47 million (US$5.7 million), as compared RMB103.7 million (US$12.8 million), a decrease of RMB56.7 million (US$7.1 million). We believe that we will need working capital in addition to existing cash balances, cash generated by operating activities, and funds available under our credit facility in order to finance our operating activities for at least the next 12 months. Our need for additional capital will be determined, in large part, by our ability to resume the purchase of crude oil from state controlled oil producers in the PRC in accordance with our previously determined government allocations. However, as of the date of this report, we have no commitments for the sale of our securities. If we are unable to raise the required capital, there may be a severe impact on our financial condition that could jeopardize our result of operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing account. However, we do not believe that our cash account would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. As of June 30, 2003, our bank debt consisted of RMB153 million (US$18.5 million) of indebtedness bearing interest at the prime rate announced by the Central Bank of China from time to time. An increase in lending rates of 1% would cause our interest expense to increase by US$185 thousand.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

ITEM NO. DESCRIPTION METHOD OF FILING
-------------------------------------

31.1 Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanex-Oxley Act of 2002.

*32.1 Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except for the extent that the registrant specifically incorporates it by reference.


(b) Reports on Form 8-K

On May 20, 2003, we filed a current repot on Form 8-K to report the issuance of a press release announcing our financial results for fiscal year 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AP HENDERSON GROUP
                                            (Registrant)


DATED:  AUGUST 18, 2003                  BY:   /S/ RICHARD HENRY
                                         ---------------------------------------
                                            RICHARD HENRY,
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                              AND CHIEF FINANCIAL OFFICER