Form 10-Q
period 2003-09-30
AP HENDERSON GROUP
filed 2003-12-15
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 30, 2003, the registrant had 45,000,002 of its common stock outstanding.

                               AP HENDERSON GROUP

                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets as of September 30, 2003 (unaudited) and
           December 31, 2002...................................................3
         Consolidated statements of income for the three and nine months ended
           September 30, 2003 and 2002 (unaudited).............................4
         Consolidated statements of cash flows for the nine months ended
           September 30, 2003 and 2002 (unaudited).............................5
         Notes to consolidated financial statements (unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............14

Item 4.  Controls and Procedures..............................................14

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................16

                                            AP HENDERSON GROUP
                                     (FORMERLY MAGNOLIA VENTURES, INC.)
                                        CONSOLIDATED BALANCE SHEETS
                                          AS OF SEPTEMBER 30, 2003

                                                                      DECEMBER 31,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                          2002            2003            2003
                                                                         RMB'000         RMB'000        US$'000
                                                                      ------------    ------------    ------------
                                                                                       (UNAUDITED)     (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                             121,236         523,278          63,218
    Accounts receivable, net                                                6,215           5,200             628
    Due from related parties                                               30,822          30,822           3,724
    Inventories                                                           119,595         182,184          22,010
    Prepaid expenses and other current assets                              53,396         135,728          16,398
                                                                      ------------    ------------    ------------
      Total current assets                                                331,264         877,212         105,978

Property, plant and equipment, net                                        171,837         240,979          29,113
Intangible and other assets, net                                            4,513           3,542             428
Deferred tax assets                                                         2,968           2,968             359
                                                                      ------------    ------------    ------------

      Total assets                                                        510,582       1,124,701         135,878
                                                                      ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                               74,096         285,368          34,476
    Short-term debts                                                       88,500         511,477          61,793
    Due to related parties                                                 41,071          40,331           4,872
    Income taxes payable                                                    9,450              --              --
    Other taxes payable                                                    12,476          12,476           1,507
                                                                      ------------    ------------    ------------
      Total current liabilities                                           225,593         849,652         102,648
                                                                      ------------    ------------    ------------

Long-term liabilities
    Due to related parties, long-term portion                              23,118          19,944           2,410
    Long-term debts                                                       145,350         131,954          15,942
                                                                      ------------    ------------    ------------

      Total liabilities                                                   394,061       1,001,550         121,000

Minority interests                                                             --              --              --
                                                                      ------------    ------------    ------------
                                                                          394,061       1,001,550         121,000
                                                                      ------------    ------------    ------------

Shareholders' equity
    Preferred share - RMB 0.08 (US$ 0.01) par value, 25,000,000
      shares authorized, no shares issued and outstanding                      --              --              --
    Common share - RMB 0.008 (US$ 0.001) par value, 200,000,000 shares authorized, 39,375,000 and 45,000,002 shares issued
      and outstanding at December 31, 2002 and September 30, 2003             326             360              43
    Additional paid-in capital                                             48,384          48,384           5,845
    Retained earnings (accumulated deficit)                                63,904          69,941           8,450
    Statutory common funds                                                  3,907           4,466             540
                                                                      ------------    ------------    ------------
      Total shareholders' equity                                          116,521         123,151          14,878
                                                                      ------------    ------------    ------------

      Total liabilities and shareholders' equity                          510,582       1,124,701         135,878
                                                                      ============    ============    ============

                        See accompanying notes to consolidated financial statements

                                                     3

                                                         AP HENDERSON GROUP
                                                 (FORMERLY MAGNOLIA VENTURES, INC.)
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

                                                        THREE MONTHS END SEPTEMBER 30,           NINE MONTHS END SEPTEMBER 30,
                                                   --------------------------------------- ----------------------------------------
                                                       2002          2003         2003         2002         2003          2003
                                                      RMB'000       RMB'000      US$'000      RMB'000      RMB'000       US$'000
                                                   ------------  ------------ ------------ ------------  ------------  ------------
REVENUES
   Sales and other operating revenues                  416,160       423,268       51,136      718,355     1,056,729       127,666

COST OF REVENUES
   Purchases, services and other                       347,448       391,941       47,351      598,192       965,269       116,616
                                                   ------------  ------------ ------------ ------------  ------------  ------------
       Gross profit                                     68,712        31,327        3,785      120,163        91,460        11,050

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses         13,058        10,057        1,216       30,565        27,853         3,366
   Taxes other than income taxes                        19,131        20,381        2,462       41,532        51,720         6,248
                                                   ------------  ------------ ------------ ------------  ------------  ------------
     Total operating expenses                           32,189        30,438        3,678       70,097        79,573         9,614
                                                   ------------  ------------ ------------ ------------  ------------  ------------

       Income from operations                           36,523           889          107       48,066        11,887         1,436

OTHER INCOME (EXPENSE)
   Other income (expense), net                          (1,098)        5,252          635         (857)       (2,079)         (251)
                                                   ------------  ------------ ------------ ------------  ------------  ------------
     Total other income (expense)                       (1,098)        5,252          635         (857)       (2,079)         (251)
                                                   ------------  ------------ ------------ ------------  ------------  ------------
       Income before income taxes and minority
          interests                                     35,425         6,141          742       47,209         9,808         1,185
   Income taxes                                         11,024         1,734          210       14,170         3,771           456
                                                   ------------  ------------ ------------ ------------  ------------  ------------
       Income before minority interests                 24,401         4,407          532       33,039         6,037           729
   Income (loss) applicable to minority interests       (1,658)           --           --         (829)           --            --
                                                   ------------  ------------ ------------ ------------  ------------  ------------

       Net income                                       22,743         4,407          532       32,210         6,037           729
                                                   ============  ============ ============ ============  ============  ============

Earnings per share data:
    Basic and fully diluted earnings per share            0.58          0.10         0.01         0.82          0.14          0.02
                                                   ============  ============ ============ ============  ============  ============
    Weighted average common shares outstanding      39,375,000    44,062,500   39,375,000   39,375,000    44,062,500    39,375,000
                                                   ============  ============ ============ ============  ============  ============

                                    See accompanying notes to consolidated financial statements

                                                                 4

                                               AP HENDERSON GROUP
                                       (FORMERLY MAGNOLIA VENTURES, INC.)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                                   (UNAUDITED)

                                                                      2002             2003             2003
                                                                     RMB'000          RMB'000         US$'000
                                                                  ------------     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                         32,210            6,037              729
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                    10,604           13,797            1,667
      Disposal and write-off of property, plamt and equipment              49               --               --
      Gain on disposal of subsidiary                                   (1,263)              --               --
    Net changes in operating assets and liabilities                   (15,402)          55,566            6,713
                                                                  ------------     ------------     ------------
        Net cash provided by operating activities                      26,198           75,400            9,109
                                                                  ------------     ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                        (62,501)         (82,939)         (10,020)
    Acquisition of long-term investments                                 (134)              --               --
    Proceeds from disposal of property, plant and equipment                31               --               --
                                                                  ------------     ------------     ------------
        Net cash used in investing activities                         (62,604)         (82,939)         (10,020)
                                                                  ------------     ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Dividends paid                                                    (12,984)              --               --
    Proceeds from short and long-term debt                            209,700          422,977           51,101
    Payments on short and long-term debt                              (75,702)         (13,396)          (1,618)
                                                                  ------------     ------------     ------------
        Net cash provided by financing activities                     121,014          409,581           49,483
                                                                  ------------     ------------     ------------

Net change in cash and cash equivalents                                84,608          402,042           48,571
Beginning cash and cash equivalents                                    79,512          121,236           14,647
                                                                  ------------     ------------     ------------

Ending cash and cash equivalents                                      164,120          523,278           63,218
                                                                  ============     ============     ============

                          See accompanying notes to consolidated financial statements

                                                       5

                               AP HENDERSON GROUP

                       (FORMERLY MAGNOLIA VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

The consolidated financial statements are expressed in Renminbi ("RMB"), the national currency of the PRC. Solely for the convenience of the reader, the September 30, 2003 consolidated financial statements have been converted into United States dollars at the noon buying rate in New York City on September 30, 2003 for cable transfers in RMB as certified for customs purposes by the Federal Reserve Bank of New York of US$1.00 = RMB 8.2771. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate on September 30, 2003, or at any other date and accordingly no currency conversion gain or loss are reflected as a result of this translation.

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

                               SEPTEMBER 30, 2003

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

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE D -- INVENTORIES

As of September 30, 2003, inventories consisted of the following:

                                     RMB'000

              Raw materials                            151,573
              Work-in-progress                           2,461
              Finished goods                            28,150
                                                  -------------
                                                       182,184
                                                  =============

                               AP HENDERSON GROUP

                       (FORMERLY MAGNOLIA VENTURES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

NOTE E -- SHORT-TERM DEBTS

During the first nine months of fiscal year 2003, the Company increased its short-term debts as result of new loans obtained from various financial institutions in the PRC. As of September 30, 2003, short-term debts are comprised of the following:

                                     RMB'000



      Bank loans                                      485,977
      Other borrowings from unrelated parties          25,500
                                                   -----------
                                                      511,477
                                                   ===========


As of September 30, 2003, bank loans totaling RMB 485,977,000 were unsecured and bear interest rates ranging from 3.24% to 5.31% per annum. The company treats all borrowing that matures within one year as short-term debts.

As of September 30, 2003, other borrowings from unrelated parties are unsecured and bear interest at bank rate in the PRC ranging from 5.24% to 5.85% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, AP HENDERSON VENTURES, A NEVADA CORPORATION, AND JINGBO CHEMICAL (BO XING) CO., LTD., A CHINESE FOREIGN DIRECT INVESTMENT ENTERPRISE.

ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, THE FINANCIAL INFORMATION AS OF SEPTEMBER 30, 2003 HAVE BEEN CONVERTED INTO UNITED STATES DOLLARS AT THE NOON BUYING RATE IN NEW YORK CITY ON SUCH DATES AS CERTIFIED FOR CUSTOMS PURPOSES BY THE FEDERAL RESERVE BANK OF NEW YORK OF (US$1.00 = RMB 8.2771 AS OF SEPTEMBER 30, 2003). NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

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

AP Ventures was organized on December 31, 2002 for the purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. ("Jingbo"), a Chinese foreign direct investment enterprise. On December 31, 2002, AP Ventures acquired all of the capital shares of Jingbo. Jingbo was formed in 2002 for the purpose of acquiring certain operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited (collectively referred to as the "Jingbo Entities"), which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the PRC. Jingbo acquired the operating assets and liabilities of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited on December 31, 2002, immediately prior to AP Ventures' acquisition of the capital shares of Jingbo.

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

The acquisition of Jingbo Entities has proven to be quite a challenge during the first nine months of fiscal 2003. The challenges that we have been faced with is dealing with the inherited management style of the Jingbo Entities and successfully making necessary changes within the management of the Jingbo Entities. Our ability to make such management changes will directly impact needed changes in operational results. However, we cannot be assured that such management changes within the Jingbo Entities will be successful which could jeopardize our result of operations.

RESULTS OF CONSOLIDATED OPERATIONS

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Revenues for the three and nine months ended September 30, 2003 increased by RMB7 million (US$2.6 million) and RMB338 million (US$40.8 million) or 2% and 47%, respectively, compared to the same periods in 2002. The increase was due primarily to an expansion of our petrochemical refinery facility in Shandong Province, PRC. In 2002, we increased our petrochemical refinery operations from a distillation throughout capacity of 300,000 tons annually to a capacity of 1,300,000 tons annually.

PURCHASES, SERVICES AND OTHER. Purchases, services and others represent our cost of goods in the refinery of our petrochemical products and manufacture of our agrochemical products. Expenses for purchases, services and others for the three and nine months ended September 30, 2003 increased by RMB44 million (US$5.3 million) and RMB367 (US$44.3 million) or 13% and 61%, respectively, compared to the same periods in 2002. The increase, over and above the volume increase, was due to significant increase of cost of crude, the main raw material to manufacture petrochemical and agrochemicals. As a result of the recent U.S. led hostilities in Iraq, we were unable to receive our allocation of crude oil from state controlled oil producers in the PRC. We purchased crude oil on the open market from PRC importers who acquired the oil from producers located in Russia. The cost of the imported crude Russian oil, including the associated transportation costs, was significantly higher than the costs we had incurred in 2002 or 2001.

GROSS PROFIT. Gross profit decreased by RMB37 million (US$4.4 million) for the three months ended September 30, 2003 compared to the same period in 2002, respectively, due primarily to the increased costs of crude oil. Gross profit decreased by RMB 29 million (US$3.5 million) for the nine months ended September 30, 2002 or 24% for the nine months ended September 30, 2003 due to primarily to the increased costs of crude oil in the second and third quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 30, 2003 decreased by RMB3 million (US$362 thousand) and RMB3 million (US$362 thousand) or 23% and 9%, respectively, compared to the same periods in 2002. Selling, general and administrative expenses as a percentage of revenue declined from 3% in the third quarter of 2002 to 2% during the third quarter of 2003 as a result of increase in revenue without incurring additional expense.

TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes represent a value added tax charged by the PRC on the sale of our petrochemical and agrochemical products. The percentage amount of the tax varies by product. Taxes other than income taxes for the three and nine months ended September 30, 2003 increased by RMB1 million (US$121 thousand) and RMB10 (US$1.2 million) or 7% and 25%, respectively, compared to the same periods in 2002. However, taxes other than income taxes expressed as a percentage of revenue remained at 5% in both the third quarter of 2002 and 2003.

INCOME FROM OPERATIONS. Income from operations for the three and nine months ended September 30, 2003 decreased by RMB36 million (US$4.3 million) and RMB36 million (US$4.3 million) or 98% and 75%, respectively, compared to the same period in 2002. Income from operations expressed as a percentage of revenue decreased from 9% in the third quarter of 2002 to 1% during the third quarter of 2003 due primarily to the increased costs of crude oil.

OTHER INCOME (EXPENSES). Other income (expenses) for the three and nine months ended September 30, 2003 increased (decreased) by RMB6 million (US$725 thousand) and RMB(1) million (US$121 thousand) compared to the same periods in 2002. This changes primarily relates to interest expense during the three and nine months ended September 30, 2003 approximating RMB5 million (US$604 thousand) and RMB10 million (US$1.2 million), respectively, related to short-term and long-term debts, which increased significantly compared to the previous year periods as a result of increased capital expenditures and operational expansion.

NET INCOME. Net income for the three and nine months ended September 30, 2003 decreased by RMB18 million (US$2.2 million) and RMB26 million (US$3.1 million) or 81% and 82%, respectively, compared to the same periods in 2002 due primarily to the increased costs of crude oil in the third quarter of 2003.

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

Cash flows provided by operating activities were RMB75 million (US$9.0 million) for the nine months ended September 30, 2003, compared to RMB26 million (US$3.1 million) provided by operating activities for the same period in 2002. Increases in accounts payable is due to an overall increase in raw crude oil purchase. The accounts payable increase is no indication of any problems with the Company creditor to ship product and/or perform services.

Cash flows used in investing activities were RMB83 million (US$10.0 million) for the nine months ended September 30, 2003, compared to RMB63 million (US$7.6 million) used in investing activities for the same period in 2002.

Cash flows provided by financing activities were RMB409 million (US$49.4 million) for the nine months ended September 30, 2003, compared to RMB121 million (US$14.6 million) provided by financing activities for the same period in 2002.

As of September 30, 2003, we had working capital of RMB28 million (US$3.4 million), as compared RMB66 million (US$8.0 million), a decrease of RMB38 million (US$4.6 million). We believe that we will need working capital in addition to existing cash balances, cash generated by operating activities, and funds available under our credit facility in order to finance our operating activities for at least the next 12 months. Our need for additional capital will be determined, in large part, by our ability to resume the purchase of crude oil from state controlled oil producers in the PRC in accordance with our previously determined government allocations. However, as of the date of this report, we have no commitments for the sale of our securities. If we are unable to raise the required capital, there may be a severe impact on our financial condition that could jeopardize our result of operations. We cannot assure you that additional financing will be available on terms favorable to us.

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

We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing account. However, we do not believe that our cash account would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow. Accordingly, our exposure to market risk is through our bank debt which bears interest at variable rates. As of September 30, 2003, our bank debt consisted of RMB511 million (US$61.7 million) of indebtedness bearing interest at the prime rate announced by the Central Bank of China from time to time. An increase in lending rates of 1% would cause our interest expense to increase by US$617 thousand.

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

                               AP HENDERSON GROUP
                                  (Registrant)



DATED:  DECEMBER 9, 2003                  BY: /S/ RICHARD HENRY
                                          --------------------------------------
                                              RICHARD HENRY,
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                AND CHIEF FINANCIAL OFFICER