Form 10KSB
period 2003-12-31
AP HENDERSON GROUP
filed 2004-05-14
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-31153

                               AP HENDERSON GROUP
                               ------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0355504
--------------------------------------                          ----------
(State or jurisdiction of incorporation                       (I.R.S. Employer
           or organization)                                  Identification No.)

         600 Wilshire Blvd., Suite 1252
             Los Angeles, California                               90017
             -----------------------                               -----
    (Address of principal executive offices)                     (Zip Code)

                 Registrant's telephone number: (213) 538-1203

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Registrant had no revenues for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 12, 2004 based on a share price of $1.20:
$15,710,622. As of May 12, 2004 the Registrant had 92,502,058 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I                                                                      PAGE

     ITEM 1. DESCRIPTION OF BUSINESS ......................................... 3

     ITEM 2. DESCRIPTION OF PROPERTY .........................................17

     ITEM 3. LEGAL PROCEEDINGS ...............................................18

     ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...............18

PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..................................18

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................19

     ITEM 7. FINANCIAL STATEMENTS.............................................22

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................32

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT................................32

     ITEM 10. EXECUTIVE COMPENSATION..........................................36

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT, AND RELATED
              STOCKHOLDER MATTERS.............................................37

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS....................................................37

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................38

     ITEM 14. CONTROLS AND PROCEDURES.........................................39

     ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................40

SIGNATURES ...................................................................41

--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in " Risks Factors" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------




PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

OUR CONTACT INFORMATION


         AP Henderson Group (the "Company" or "AP Henderson") maintains its principal executive office at 600 Wilshire Blvd., Suite 1252, Los Angeles, California 90017. Our telephone number is 213-538-1203 and our facsimile number is 213-538-1215. We maintain a web site at http://www.aphenderson.com. Furthermore, Slide View Corp., our wholly owned subsidiary, maintains a web site at. http://www.slideviewcorp.com. Any information displayed on these websites is not part of this annual report.

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

         On January 15, 2003, we were the subject of a reverse acquisition by AP Henderson Ventures, a Nevada corporation ("AP Ventures"), pursuant to which we acquired all of the outstanding capital shares of AP Ventures in exchange for a controlling interest in our common shares. At the time of the reorganization, AP Ventures was known as AP Henderson Group and wholly-owned by Richard Henry. Pursuant to a share purchase agreement dated January 15, 2003 between Peggy Melilli, Dennis Melilli, and Sherri Lynn Cooper, our former officers and directors on the one hand, and Mr. Henry on the other hand, Mr. Henry purchased an aggregate of 33,429,465 shares of our outstanding common stock. The share purchase agreement also provided that the Melillis and Ms. Cooper would resign as directors and officers and be replaced with Mr. Henry and his designee. Immediately after the close of the share purchase agreement, the Company and Mr. Henry entered into certain Purchase Agreement ("Purchase Agreement") dated January 15, 2003 pursuant to which Mr. Henry transferred to the Company all of the outstanding capital shares of AP Ventures in exchange for the Company's issuance of 5,625,000 shares ("AP Henderson Shares") of common stock of the Company to Mr. Henry (such transaction referred to herein as the "Reorganization"). At all times following the Reorganization, Mr. Henry has served as the chairman of the Board and Chief Executive Officer of the Company and has owned in excess of 85% of the outstanding common shares of the Company.

AP Venture was organized on December 31, 2002 for purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. ("Jingbo"), a Chinese foreign direct investment enterprise wholly-owned by Mr. Henry. On December 31, 2002, Mr. Henry transferred all of the capital shares of Jingbo to AP ventures in exchange for AP Ventures' issuance of a total of 10,000 common shares of AP Ventures (defined above as the "AP Ventures Shares").

Jingbo was formed by Mr. Henry in 2002 for the purpose of acquiring certain operating assets and liabilities (the "Jingbo Assets") of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the People's Republic of China ("PRC"). Mr. Henry had acquired the Jingbo Assets from certain unrelated private investors in the PRC in early 2002 in exchange for cash consideration. Mr. Henry contributed the Jingbo Assets to Jingbo on December 31, 2002, immediately prior to AP Venture's acquisition of the capital shares of Jingbo.


HENRY (JINGBO) RESCISSION AGREEMENT

Pursuant to a Rescission Agreement dated December 31, 2003 between AP Henderson Group (the "Company") and Mr. Richard Henry, the Company and Mr. Henry rescinded the transaction whereby Mr. Henry previously transferred all of the capital shares of AP Henderson Ventures to the Company effective as of December 31, 2003.

Subsequent to the Reorganization, Mr. Henry became aware of certain material misrepresentations that were made to him by certain parties in connection with his acquisition of the Jingbo Assets. In addition, the Company and Mr. Henry have encountered frequent material acts of insubordination and recklessness by senior management of Jingbo. These circumstances created significant doubt as to the viability of the business of Jingbo and the Jingbo Assets. Pursuant to the Rescission Agreement, Mr. Henry has returned to the Company for cancellation all of the AP Henderson Shares and the Company has returned to Mr. Henry all of the AP Ventures Shares.

Prior to the Rescission Agreement, AP Ventures had served as a wholly-owned subsidiary of the Company and held all of the Company's assets and operations by way of its ownership of Jingbo, which in turn held the Jingbo Assets. Immediately following the rescission transaction, the Company had no assets or operations.

MERGER OF SLIDE VIEW CORP.

On January 20, 2004, we acquired all of the issued and outstanding shares of capital stock of Slide View Corp. ("Slide View"), an Oklahoma corporation, pursuant to an Agreement and Plan of Merger dated as of January 20, 2004. Our wholly-owned subsidiary, Slide View Merger Corp., an Oklahoma corporation, was merged with and into Slide View, with Slide View being the surviving corporation. As a result of the merger, Slide View became a wholly-owned subsidiary of AP Henderson.

At the effective time of the merger, each outstanding share of common stock of Slide View was converted into the right to receive 0.4521262 of a share of AP Henderson Group common stock. We issued a total of 2,104,013 shares of AP Henderson Group common stock at the effective time of the merger and will issue an additional 895,988 shares of our common stock subject to the achievement of certain equity financing and product development milestones.

The shares issued in connection with the merger are restricted shares that were issued by AP Henderson Group pursuant to an exemption from registration under the Securities Act of 1933, as amended. The purchase price for Slide View was determined in arms-length negotiations between AP Henderson Group and representatives of Slide View. Neither AP Henderson Group nor any of our directors or officers were affiliated with or had a material relationship with Slide View at the time of the merger.

Slide View Corp., based in Tustin, California, will continue to engage in the business of developing and licensing innovative computer display technologies for both original equipment manufacturers (OEM) and the consumer aftermarket (Peripheral).

ACQUISITION OF HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.

On April 5, 2004, AP Henderson acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") in exchange for our issuance of 51 million shares of our common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. Pursuant to an Acquisition Agreement dated April 5, 2004 between us and HMCS, we agreed to provide the sellers with certain registration rights with respect to 8 million of the restricted common shares we issued to them in the transaction. Under the Agreement, we have also agreed not to issue any of our currently authorized and unissued common shares without the consent of the sellers. After the close of the Agreement, the sellers own in the aggregate 55.13% of our outstanding common shares.

The shares issued in connection with the acquisition are restricted shares issued by AP Henderson pursuant to an exemption from registration under the Securities Act of 1933, as amended. The purchase price for HMCS was determined in arms-length negotiations between AP Henderson and representatives of HMCS. Neither AP Henderson Group nor any of our directors or officers were affiliated with or had a material relationship with HMCS at the time of the acquisition.

We currently intend to continue operating HMCS, as wholly owned subsidiary of AP Henderson Group, with its existing management. We also intend to utilize the acquired assets and operations to manufacture and sell our patented multi-screen Slide View laptop notebook computer design, X-panel(TM).


BUSINESS OF THE REGISTRANT.

AP Henderson Group is an emerging company that utilizes its market presence in the United States and experience in the greater China region to identify and pursue available business opportunities. We intend to target valuable venture opportunities both in the high-technology and technology-driven manufacturing industries.

SLIDE VIEW

Through our wholly-owned subsidiary, Slide View Corp., we own the Slide View laptop notebook computer design, X-panel(TM). Slide View Corp. is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877, covering two versions of piggy-backed, side-by-side monitor screens in a laptop. The first version would provide for a second and third screen to be stored in the main screen's housing, while the second version would provide for the second and third screen to be separable, such that it could be snapped on or off the main screen's housing. We believe that the two patents combined provide Slide View with exclusive rights on the only fully retractable dual or triple side-by-side monitor screens on a laptop. As of the date of this report, we have completed the design and are in the process of commencing prototype development of our two side-by-side monitor screen. Subject to our receipt of sufficient funding, we plan to commence the manufacture and production of Slide View display panel in the next 12 months.

SLIDE VIEWS PATENTS AND DESIGNS

Slide View's X-panel(TM) is protected by US patents under US 6,532,146 and US 6,667,877 with foreign patents pending. These patents describe its multi-display laptop computer and peripheral device design with multi-lateral slide-out display panels. These exclusive patent rights cover two versions of piggybacked, side-by-side monitor screens for laptop computers. The first version would provide for a second and third screen to be stored in the main screen's housing, while the second version would provide for the second and third screen to be separable, such that it could be snapped on or off the main screen's housing. The Company believes that these two patents combined will give the Company exclusive rights to the only fully retractable dual or triple side-by-side monitor screens for laptop computers.

We plan to go through three stages to develop this project: prototype, tooling and molding for the X-panel(TM) products, which is expected to be completed in the next 10 months. ; and the commencement of production and sales of the X-panel(TM) products sometime in the next 12 months. The Company plans to engage a prototype design and engineering service provider in California or within the United States to produce the prototype. The Company plans to utilize experts from HMCS with experiences in laptop manufacturing and design to cooperate on the prototype design. Currently, the Company has plans to conduct the tooling, molding and initial production in the Shanghai factory of HMCS.

INDUSTRY

Slide View believes that there are significant market forces driving the business opportunities for the Company. Slide View participates in the $178 billion dollar computer hardware and peripheral equipment market. Within this market, the Company addresses the Flat Panel Display (FPD) category, with sales estimate of $42.3 billion in 2003. FPD Industry sales forecasts have been estimated at $59.1 billion in 2004 and $76.5 billion in 2005. Expectations regarding projected consumer spending in the computer hardware market continue to remain positive. Industry experts recently reported that they expect the computer hardware and peripheral equipment category to be one of the fastest growing categories within the consumer products industry, growing at a Compound Annual Growth Rate (CAGR) of 20% through 2009E. [SOURCE: IDC, FORECASTS DOUBLE-DIGIT PC GROWTH THROUGH 2005, MARCH 11, 2004; CIBC EQUITY RESEARCH REPORTS, 2005 OUTLOOK FOR FPD MARCH 9, 2004; CITIGROUP SMITH BARNEY EQUITY RESEARCH REPORT, PC HARDWARE FEBRUARY 10, 2004]


PRODUCT AND FEATURES

The X-panel(TM) architecture will allow home or professional laptop users to perform unlimited amount of multi-screen tasks. The following examples summarize a few of what you will be able to do with our patented multi-screen laptop or peripheral add-on monitor.

*        Office Software User
         YOU WILL BE ABLE TO EDIT A WORD DOCUMENT IN FULL SCREEN AND DRAG & DROP INFORMATION FROM AN EXCEL OR POWERPOINT DOCUMENT WITHOUT SWITCHING BETWEEN PROGRAM WINDOWS. MOREOVER, YOU CAN STRETCH YOUR EXCEL SPREADSHEET OVER BOTH DISPLAYS TO MAXIMIZE THE COLUMNS OF THE WORKSHEET.

*        Software Developers
         YOU WILL BE ABLE TO TRACK YOUR CODES ON ONE SCREEN WHILE DISPLAYING LIBRARIES, MANUALS, USER INTERFACE OR DEBUG INFORMATION ON THE OTHER SCREEN.

*        Software Trainees
         YOU WILL BE ABLE TO RUN THE SOFTWARE YOU WISH TO LEARN IN FULL SCREEN AND VIEW THE TUTORIAL FILES ON THE SECOND SCREEN WITHOUT SWITCHING BACK AND FORTH BETWEEN THEM.

*        Web Designers
         YOU WILL BE ABLE TO WORK WITH YOUR WEBSITE EDITOR ON THE MAIN SCREEN WHILE HAVING FULL LAYOUT CONTROL OF THE WEB PAGE PREVIEW ON THE SECOND SCREEN THAT MATCHES EXACTLY WHAT A USER WOULD SEE IN SAME RESOLUTION AND SCREEN SIZE.

*        Graphic Designers
         YOU WILL BE ABLE TO GAIN AMPLE WORKSPACE FOR YOUR GRAPHICS BY PLACING TOOLBOXES, COLOR PALETTES OR CLIPART LIBRARIES ON THE SECONDARY DISPLAY.

*        CAD Engineers
         YOU WILL BE ABLE TO VIEW A COMPLETE DETAIL DRAWING BY MAXIMIZING THE CAD APPLICATION WINDOWS BY STRETCHING ACROSS ALL YOUR SCREENS. YOU MAY ALSO GAIN MORE WORKSPACE BY PLACING TOOLBOXES, COLOUR PALETTES OR CLIPART LIBRARIES ON THE SECONDARY DISPLAY.

*        Medical Professionals
         YOU WILL BE ABLE TO VIEW AND COMPARE PATIENTS' OLD AND NEW X-RAY PICTURES SIDE BY SIDE ON BOTH SCREENS. ALSO, YOU CAN VIEW AN X-RAY PICTURE ON THE LEFT SCREEN, WHILE COMPARING THE PATIENT'S MEDICAL RECORD DOCUMENT ON THE OTHER SCREEN SIMULTANEOUSLY.

*        Financial Analysts
         YOU WILL BE ABLE TO VIEW, STUDY AND COMPARE REAL-TIME STOCK CHARTS ON ONE SCREEN WHILE PLACING YOUR BUY/SELL ORDERS TO YOUR ONLINE BROKERS ON THE OTHER SCREEN.


HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.

--------------------------------------------------------------------------------
Due to the fact that the acquisition of Hyundai MultiCAV Computer Shanghai Co., Ltd ("HMCS") is fairly recent, and the fact that HMCS is located outside of the Country, the Company has not been apprised of the complete details of HMCS's business nor of possible liabilities associated with its business. The Company intends to file with the Securities and Exchange Commission a complete business plan including audited financials within the next 3 months. Any person relying on or using in any manner the information contained in this 10KSB in regards to HMCS in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.
--------------------------------------------------------------------------------

On April 5, 2004, we acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") in exchange for our issuance of 51 million shares of our common stock. HMCS is a Chinese corporation in Shanghai China with a wholly owned subsidiary in Binzhou, Shandong, China. HMCS is engaged in the business of design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products, software and online gaming programs. Pursuant to an Acquisition Agreement dated April 5, 2004 between us and HMCS, we agreed to provide the sellers with certain registration rights with respect to 8 million of the restricted common shares we issued to them in the transaction. Under the Agreement, we have also agreed not to issue any of our currently authorized and unissued common shares without the consent of the sellers. We intend to continue the current operation and business agenda of HMCS, while at the same time to utilizing the acquired assets and operations to manufacture and sell our patented multi-screen Slide View laptop notebook computer design, X-panel(TM).

HMCS is a Chinese corporation engaged in the design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products, including desktop computers, laptop computers, server communication equipments, LCD monitors, LCD television, software and online gaming programs. HMCS is headquartered in the 13,253.53 square meters (142,659.81 square foot) industrial factory building located at 1899 Lianyou Rd., Minhang District in Shanghai, China ("Shanghai Headquarter"), which also houses the Company's current productions. The factory is CCC certified by the Chinese government and ISO9001 certified by SGS in December 2003. HMCS manufactures a majority of its product lines from initial stage to final products by utilizing two manufacturing systems, BTO (Build to Order) and JIT (Just in Time). Its Shanghai Headquarter operates within seven main departments, Administration, Sales Group (Local Sales, Overseas Sales and Marketing), Supporting (Human Resources, Finance, MIS and Procurement), Production (Production, Technical Team and Quality Control), Technical Support (Q.A and C.S) and Research and Development (Electronics, Mechanical and Software) and a total of 295 employees including management. Under its Sales Group, the Shanghai Headquarter manages twenty-four
(24) regional sales offices in seventeen cities around the country in China.

HMCS has one wholly owned subsidiary, Hyundai MultiCAV Computer Binzhou Co., Ltd., ("HMCB") located at No. 3 Huanghe Rd., Economic Technology Development District, Binzhou City, Shandong Province, China ("Binzhou Factory"). Through HMCB, we own an 83,888 square meter (902,962 square foot) factory building with associated 279,724 square meters (3,010,924 square foot) of land-use-rights. Currently, this factory building is in the final stage of construction. Upon completion of the construction, the Binzhou Factory is intended to expand current operation of Shanghai Headquarter as well as manufacture APHG's patented multi-screen Slide View laptop notebook computer design, X-panel(TM).


PRODUCTS

HMCS engages in design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic product, software and online gaming programs. HMCS currently has four main product lines, PC products, which include desktop computers, notebook computers and PC servers; PC peripherals, which include LCD monitors; Consumer Electronics, which includes MP3 players and 14 inch and 17 inch LCD television; other Digital Devises, which include DVR (Digital Video Recorder) and Digital Finger-Print Sensing Door Lock. Currently, all of the products carry the trademark of "Hyundai MultiCAV", which HMCS owns the right to use this trademark in the People's Republic of China. The Company manufactures a majority of production lines in house. Currently most of the manufacturing is completed in their factory in Shanghai. This factory is CCC certified by the Chinese government and ISO9001 certified from SGS. The Company has established proper quality control procedures. The Company's management team is experienced in the areas of computer main board and PC design and manufacturing, OEM and ODM. The Company's research and development department is led by leaders with more than twelve years of experiences in personal computer development.

Currently, the Shanghai headquarter is manufacturing at a capacity of 20,000 units per month for desktop computers, 4,000 units per month for portable (notebook) computers, 20,000 units per month for LCD monitors and 20,000 units per month for MP3 players. Approximately half of its products are being sold in local markets in China. Half are exported, mainly to Japan and Malaysia.

HMCS was incorporated in May 2003 and began operation in November 2003. The fiscal year of the Company ends on December 31. According to the Company's un-audited financial statements for the three months ended March 31, 2004, the Company, including its subsidiary HMCB, had total assets RMB 498,161,993 (USD$60,186,298) and total liabilities of RMB 97,845,042 (USD$11,821,317). For the three months ended March 31, 2004, the Company's unaudited income statements reflect total revenue of RMB 137,353,589 (USD$16,594,610) with after tax income of RMB 6,168,256 (USD$745,228).

TRADEMARKS

HMCS registered and owns the right to use trademark, "Hyundai MultiCAV" in the People's Republic of China. Currently, all of its products carry this trademark.

EMPLOYEES

HMCS currently employees approximately 295 employees, among which, four are executive officers (CEO, COO, CTO and CFO), twenty-four are senior management in charge of each department. Among twenty four senior management, there are seven Regional Sales Manager. Slide View's currently has three part time employees. AP Henderson employs one employee.

                                  RISK FACTORS

--------------------------------------------------------------------------------
The risks listed below should be carefully considered prior to purchasing our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks occur, our business, financial condition, or results or operations could be adversely affected in a material manner. The trading of our common stock could decline, and you may lose all or part of your investment. You should purchase our common stock only if you can afford to lose your entire investment.
--------------------------------------------------------------------------------

RISK FACTORS RELATED TO HYUNDAI MULTICAV COMPUTER SHANGHAI, CO., LTD.,

INFORMATION CONCERNING HYUNDAI MULTICAV COMPUTER SHANGHAI CO. LTD IS LIMITED, AND THERE MAY BE LIABILITIES THAT THE COMPANY IS NOT APPRISED OF.

Due to the fact that the acquisition of Hyundai MultiCAV Computer Shanghai Co., Ltd ("HMCS") is fairly recent, and the fact that HMCS is located outside of the Country, the Company has not been apprised of the complete details of HMCS's business nor of possible liabilities associated with its business. The Company intends to file with the Securities and Exchange Commission a complete business plan including audited financials within the next 3 months. Any person relying on or using in any manner the information contained in this 10KSB in regards to HMCS in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.



HMCS FACES SIGNIFICANT COMPETITION WHICH COULD REDUCE OUR MARKET SHARE AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The China IT hardware manufacture industry is characterized by a large number of players in the market place because start-up costs are fairly low. Many of our competitors, as well as certain potential competitors, have longer operating histories in the Industry, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. Any of our present or future competitors may provide services with significant performance, price, creativity or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

Furthermore, any of our current or future competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies and therefore obtain significantly greater financial, marketing and technical resources than we have. In addition, increased competition in the IT hardware industry in China could make it difficult for us to retain existing customers and attract new customers, and could reduce the average gross margin or cause us to reduce our selling price. If we are unable to compete effectively in the IT hardware market in China, our business, financial condition and results of operations could be materially and adversely affected.

THE IT INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND THIS MAY ADVERSELY AFFECT OUR ABILITY OUR FUTURE PROFITABILITY AND GROWTH PROSPECTS.

In addition, the IT industry is subject to rapid technological change. We need to anticipate the emergence of new technologies and its impact on hardware sales. New products or brands that we sell and market in the future might be unattractive to our customers, thereby limiting our ability to recover our initial development costs and potentially adversely affecting our future profitability and growth prospects. Our inability to grow with technology would materially and adversely affect our business, financial condition and results of operations.


THERE ARE A NUMBER OF GENERAL RISK FACTORS INVOLVED IN THE OPERATIONS OF A COMPANY IN THE PEOPLE'S REPUBLIC OF CHINA THAT MAY ADVERSELY AFFECT OUR BUSINESS.

Substantially all of HMCS' assets are located in China and substantially all of its revenues are derived from its operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC's economic, political and social conditions, as well as government policies, could affect our business.

The PRC economy differs from the economies of most developed countries in many respects, including amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The PRC legal system embodies uncertainties which could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little presidential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in mainland China. Our subsidiary, HMCS, is a WFOE, which is an enterprise incorporated in mainland China and wholly-owned by foreign investors. It is subject to laws and regulations applicable to foreign investment in mainland China in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the distribution business, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

The relationship between the U.S and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of PRC-U.S. relations are difficult to predict and could adversely effect our operations or cause our businesses or their goods and services to become less attractive. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations and our acquisitions.

A FUTURE OUTBREAK OF SARS MAY ADVERSELY AFFECT OUR BUSINESS

Any future outbreak of severe acute respiratory syndrome in China, or similar adverse public health developments may have a material adverse effect on our business operations, financial condition and results of operations. From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in Guangdong province of the PRC, in January 2004. A new outbreak of SARS may result in health or other government authorities requiring the closure of Internet cafes, which is large customer of ours, or of our retail outlets, or of our offices. Such closures would severely disrupt our business and operations and have a material adverse effect on our financial condition and results of operations. Through our subsidiary HMCS, we have 295 employees and 24 regional sales offices, any recurrence of the SARS outbreak, or a development of a similar health hazard in China, may cause additional spending in facility maintenance, employee welfare cost, in severe cases, possible reduction of production days, number of employees involved and production capacity, it may also deter people from congregating in public places, including our regional sales offices, and would significantly reduce our level of customers and materially and adversely affect our revenues and profitability.

RESTRICTIONS AND CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.


FLUCTUATIONS IN EXCHANGE RATES COULD RESULT IN FOREIGN CURRENCY EXCHANGE LOSSES.

Substantially all of our revenues are denominated in Renminbi, while a portion of our expenditures are denominated in foreign currencies, primarily the U.S. dollar. Fluctuations in exchange rates, primarily those involving the U.S. dollar and the Renminbi, may affect our costs and operating margins. In addition, these fluctuations could result in exchange losses and increased costs in Renminbi terms. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars.


RISK FACTORS RELATED TO SLIDE VIEW

SLIDE VIEW FACES SIGNIFICANT COMPETITION WHICH COULD REDUCE OUR MARKET SHARE AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Slide View will compete with a number of computer hardware and computer peripheral equipment suppliers in its targeted markets. The Company's principal competition comes from Acer, Apple, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, Hitachi, IBM, NEC, Sony, Toshiba, and others. These large-cap companies command the majority of the multi-billion dollar consumer electronics sales channel. In addition, a number of these companies were early pioneers of consumer electronics products and enjoy significant brand recognition. Slide View believes the state-of-the-art architecture of its X-panel(TM) products is the most advanced and diverse design of multi-display laptop computers and peripheral available currently. Management will position itself as a high quality and low cost alternative to that of the large-cap companies.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR SLIDE VIEW PRODUCT AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE AS A RESULT OF OUR PATENTS.

We own the Slide View laptop notebook computer design, X-panel(TM) and our wholly-owned subsidiary, Slide View Corp., is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877 for its innovative multi-display laptop computer and peripheral device design with multi-lateral slide-out display panel(s). There can be no assurance, however, that such patents will meaningfully protect our operations from competitors.

RISK FACTORS RELATED TO AP HENDERSON AS A WHOLE

WE ARE A DEVELOPMENT STAGE COMPANY WITH A GOING CONCERN OPINION.

After our disposition of our petrochemical and agrochemical assets and operations as of December 31, 2003, we had virtually no assets or operations. In January 2004, we acquired Slide View Corp., a pre-revenue development stage company engaged in the design and development of the Slide View laptop notebook computer design, X-panel(TM). In April 2004, we acquired Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS"), a Chinese corporation engaged in the design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products, including desktop computers, laptop computers, server communication equipments, LCD monitors, LCD television, software and online gaming programs. Since we have only recently acquired Slide View and HMCS, and not had sufficient time to integrate either business, there is limited history and information available to you upon which you can make an informed investment decision.


WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO CARRY OUT OUR PLAN OF OPERATIONS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED.

We believe that we need at least $5,000,000 of additional working capital in order to fund our proposed operations over the next 12 months, including our net losses, as we endeavour to build revenues, grow our business and achieve profitability. We seek to raise additional working capital through the sale of our securities. However, there are no commitments on the part of anyone to purchase or assist us in the selling of our securities, and there can be no assurance we will be able to sell any securities. If we are unsuccessful in selling our securities, we will attempt to obtain the additional working capital through bank debt and the sale of our securities, however, once again, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern may be jeopardized.

OUR CURRENT MANAGEMENT HAS NO PRIOR EXPERIENCE IN EITHER OF OUR INTENDED AREAS OF OPERATIONS.

We intend to pursue the manufacture and sale of our Slide View laptop notebook computer design, X-panel(TM), through our wholly-owned subsidiary, Slide View Corp., and the design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products through our recently acquired wholly-owned subsidiary, Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS"). However, we have no prior experience in the manufacture or sale of computer peripherals such as the X-panel(TM). Although HMCS has experienced management in place, we have no experience in the areas of design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products prior to our acquisition of HMCS.

WE HAVE NO ACTIVE TRADING MARKET.

Our common shares are traded on the OTC Bulletin Board under the symbol "APHG." On May 12, 2004, the last reported sale price of the common stock on the OTC Bulletin Board was $1.20 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.


THERE ARE RISKS ASSOCIATED WITH OUR BUSINESS STRATEGY, WHICH IS TO GROW THROUGH MERGERS AND ACQUISITIONS AND JOINT VENTURES.

As part of our growth strategy, we intend to continue to enhance our business development by acquiring other businesses that complementary to the products and operations of our subsidiaries, Slide View Corp. and Hyundai MultiCAV Computer Shanghai, or that we believe may benefit us in terms of similar or possible expansion in customer base or product variety. However, our ability to grow through such acquisitions and joint ventures will depend on the availability of suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures as well as our ability to obtain any required governmental approvals. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure you that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management and other resources.


OUR ABILITY TO ENTER INTO FUTURE ACQUISITIONS WITH CHINESE COMPANIES WILL BE AFFECTED BY CHINESE LAW.

Should we make any future acquisition in China, Chinese law will govern almost all of our acquisitions' material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

OUR ABILITY TO OBTAIN FINANCING FROM FUNDS DERIVED FROM OUR OPERATIONS IN CHINA IS LIMITED.

Should we fail to obtain necessary financing for our U.S. operations, we may rely principally on our subsidiaries for our cash requirements, including the funds necessary to service any debt we may incur, or financing we may need for operations other than through our subsidiaries. PRC legal restrictions permit payments of dividends by our subsidiaries only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our subsidiaries are also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.


WE HAVE LIMITED HUMAN RESOURCES

Our growth to date has placed, and our anticipated further expansion of our operations will continue to place, a significant strain on our management, systems and resources. In addition to training and managing our workforce, we will need to continue to develop and improve our financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth and materially and adversely affect our business, financial condition and results of operations.


ITEM 2.  PROPERTIES.

Our executive offices in the United States are located in Los Angeles, California and consist of approximately 500 square feet, which we lease on a month to month basis.

Through Hyundai MultiCAV Computer Shanghai Co., Ltd., we own a 13,253.53 square meter (142,659.81 square foot) industrial factory building in Shanghai with associated land-use-right for the 14,701 square meters (158,240 square foot) land it occupies. This factory is located at 1899 Lianyou Rd., Minhang District Shanghai, China. HMCS's wholly owned subsidiary, Hyundai MultiCAV Computer Binzhou Co., Ltd. ("HMCB") is located at No. 3 Huanghe Rd., Economic Technology Development District, Binzhou City, Shandong Province, China. Through HMCB, we own a 83,888 square meter (902,962 square foot) factory building with associated for 279,724 square meters (3,010,924 square foot) of land-use-right. Currently, this factory building is in the final stage of construction.

Furthermore, HMCS has 24 regional sales offices in China, located in the following cities: Harbin, Changchun, Shenyang, Beijing, Tianjin, Hohhot, Shijiazhuang, Taiyuan, Jinan, Qingdao, Zhengzhou, Nanjing, Shanghai, Hefei, Hangzhou, Nanchang, and Changsha.

The Company leases most of the offices spaces for the regional sales offices and employs its own staff to work in those sales offices. The area of sales office ranges from less than 200 square meters (2,153 square foot), to more than 370 square meters (3,983 square foot). The leasing rate varies based on each location, from 50,000 to 60,000 RMB (USD$6,040 to USD$7,249) per month to 100,000 RMB (USD$12,082) per month.

ITEM 3.  LEGAL PROCEEDINGS.

Optima Trust, el al., v. A.P. Henderson Group, Inc., el al.
-----------------------------------------------------------

A lawsuit was filed in Superior Court of the State of California, For the County of Los Angeles, West District (Case # BC312939) against the Company. AP Henderson Group entered into a contract with Optima Trust in September 2003 for services related to providing a research report. According to the contract, APHG was to pay OPTIMA 6,000 free trading common stock prior to the commencement of services and 6,000 free trading shares at the completion of the research report. APHG was also to pay 12% finders fee for any financing into APHG brought forth by OPTIMA. The total amount of compensation sought is $102,000. Following the signing of the contract, APHG was apprised by legal counsel that the issuance of free trading securities was in violation of current securities laws, despite prior assurances by OPTIMA that this was allowable. Furthermore, APHG ordered OPTIMA not to commence work according to the contract. APHG plans to vigorously defend the lawsuit and has made a motion for OPTIMA to place a $30,000 bond to cover legal fees should APHG be victorious.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

Our common stock trades on the OTC Bulletin Board under the symbol APHG. The last sale price of our common stock on May 12, 2004 was $1.20. However, we consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock. The range of the high and low closing prices are shown below. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions Our common stock did not commence trading on the OTC Bulletin Board until January 14, 2003.


Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended on December 31, 2003
----------------------------------------------

                                                         HIGH           LOW

Quarter Ended December 31, 2003                           5.00          4.95
Quarter Ended September 30, 2003                          5.70          5.05
Quarter Ended June 30, 2003                               5.75          3.35
Quarter Ended March 31, 2003                              1.75          .05
(On February 11th, the Company completed a 15 for 8 Stock Split)

Per Share Common Stock Prices by Quarter
For the Fiscal Year Ended on December 31, 2002
----------------------------------------------

                                                         HIGH           LOW

Quarter Ended December 31, 2002                           .02           .02
Quarter Ended September 30, 2002                          N/A           N/A
Quarter Ended June 30, 2002                               N/A           N/A
Quarter Ended March 31, 2002                              N/A           N/A

HOLDERS OF COMMON EQUITY.

         As of March 31, 2004, there were approximately 461 shareholders of record of our common stock.

DIVIDEND INFORMATION.

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.


EQUITY SECURITIES SOLD WITHOUT REGISTRATION.

         In January 2003, we issued 5,625,000 shares of our common stock to Richard Henry in consideration of his transfer of all the capital shares of AP Henderson Ventures, a Nevada corporation. The issuance was conducted pursuant to
Section 4(2) of the Securities Act of 1933. In December 2003, the issuance was rescinded.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------


THE COMPANY

AP Henderson Group is an emerging company that utilizes its market presence in the United States and experience in the greater China region to identify and pursue available business opportunities. We intend to target valuable venture opportunities both in the high-technology and technology-driven manufacturing industries. We made two acquisitions in 2004 in furtherance of our business plan. In January of 2004, we acquired SlideView Corp. Slide View is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877, covering two versions of piggy-backed, side-by-side monitor screens in a laptop. In April of 2004, we acquired Hyundai MultiCAV Computer Shanghai Co., Ltd., ("HMCS") a Chinese Company. HMCS is engaged in the business of design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products, including desktop computers, laptop computers, server communication equipments, LCD monitors, LCD television, software and online gaming programs.

PLAN OF OPERATIONS FOR SLIDE VIEW

It is our current plan to further our Slide View operations by completing the prototypes of the patented X-panel(TM) Series side by side monitor screens. We hope to complete the tooling and molding for the X-panel(TM) and begin commercial manufacturing within the next twelve months. We are also seeking to form key strategic manufacturing and licensing partnerships in order to expedite the leap to commercial production. Further, we hope to build up distributing channels for the future Slide View marketplace and to expand sales and marketing activities.

In order to accomplish our plans we will need to identify and assemble an experienced and seasoned management team. We hope to have a team in place by third quarter 2004. Also, in the next 12 months, the Company plans to conduct research and development into improving the X-panel(TM) Series multi-display laptop computers and multi-display add-on monitors to existing laptop computers. We estimate the costs to complete our proposed operations to be $3,000,000. At this time, the Company does not have the funds available to complete its plan. Management plans to raise capital through bank debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success.

PLAN OF OPERATIONS FOR HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.,

It is our current plan for Hyundai MultiCAV Computer Shanghai Co., Ltd. to expand distribution channels in China and to expand sales and marketing activities. In the next year, we hope to enhance the "Hyundai MultiCAV" brand name in China by implementing a comprehensive public relations campaign. Further, we hope to extend product leadership in the China marketplace plan to develop a new strategic original equipment manufacturing partners in China and Korea for its BinZhou facility. In the next 12 months, we plan to compete up to eight new production lines in the BinZhou manufacturing plant. Also, in the next 12 months, the Company plans to conduct research and development into computer hardware, such as laptop, tablet and desktop computers, computer peripheral, such as LCD monitors, and consumer electronics, such as LCD televisions, DVRs, and finger-print sensing locks. The Management believes that its current cash requirements to complete aforementioned plan will be approximately $20,000,000 which can be met through its current sales projection for fiscal year 2004 of $200,000,000.

PLAN OF OPERATIONS FOR AP HENDERSON AS A WHOLE.

We plan to assist our subsidiaries success by developing distribution channels for Slide View's X-panel(TM) Series products and Hyundai MultiCAV's computer hardware, computer peripheral and consumer electronics products in the US as well as in China. We hope to assist our subsidiaries by conducting capital raising activities. Further, we hope to target valuable venture opportunities in both the high technology and the technology driven manufacturing industries. AP Henderson is also targeting companies to acquire, which has synergies complementing the development and marketing of Slide View and Hyundai MultiCAV, both in the United States and in China. It is our policy, through a combination of accretive strategic acquisitions, to provide sustainable, diversified and profitable revenue base throughout its operations. This includes establishing manufacturing and distribution channels throughout China, Asia and as wells as in the United States. We may transact merger & acquisition of other manufacturing & distribution entities in both the US and the greater China region, to compliment our existing subsidiaries, Slide View and Hyundai MultiCAV. Hyundai MultiCAV may acquire additional manufacturing equipments for our BinZhou plant. We may foresee an increase of employees both in the US and China in respect to the growth of our subsidiaries. The cash requirements for AP Henderson are mostly administrative. We expect our cash requirements for the next 12 months to be $2,000,000. At this time, the Company does not have the funds available to complete its plan. Management plans to raise capital through bank debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success.

Should we fail to obtain necessary financing for our U.S operations, we may rely principally on our subsidiaries for our cash requirements, including the funds necessary to service any debt we may incur, or financing we may need for operations other than through our subsidiaries. PRC legal restrictions permit payments of dividends by our subsidiaries only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our subsidiaries are also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

ITEM 7.  FINANCIAL STATEMENTS.


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Shareholders and Board of Directors
AP HENDERSON GROUP
(Formerly Magnolia Ventures, Inc.)
Los Angeles, California

I have audited the accompanying balance sheets of AP Henderson Group (Formerly Magnolia Ventures, Inc.), as of December 31, 2003 and 2002, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AP Henderson Group (Formerly Magnolia Ventures, Inc.) as of December 31, 2003 and 2002, and of the results of their operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.


/s/ Kyle L. Tingle, CPA, LLC


Kyle L. Tingle, CPA, LLC
Las Vegas, Nevada
May 12, 2004

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS


Current assets
    Cash                                                              $   2,000
                                                                      ----------
      Total current assets                                                2,000
                                                                      ----------

Total assets                                                          $   2,000
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                  $ 214,598
    Due to related party                                                477,810
                                                                      ----------
      Total current liabilities                                         692,408
                                                                      ----------

      Total liabilities                                                 692,408

Stockholders' deficit
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 39,375,002 shares issued and outstanding               39,375
    Additional paid-in capital                                               --
    Accumulated deficit during development stage                       (729,783)
                                                                      ----------
      Total stockholders' deficit                                      (690,408)
                                                                      ----------

      Total liabilities and stockholders' deficit                     $   2,000
                                                                      ==========


                 See Accompanying Notes to Financial Statements


                                              AP HENDERSON GROUP
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS

                                                                                   Period from
                                                                                  June 13, 1994
                                                                                (Date of inception)
                                          For the year ended For the year ended      through
                                           December 31, 2003  December 31, 2002  December 31, 2003
                                           -----------------  -----------------  -----------------
Revenue                                      $         --       $         --       $         --

Operating expenses
    General and administrative                    646,935              6,998            693,164
                                             -------------      -------------      -------------

      Total operating expenses                    646,935              6,998            693,164
                                             -------------      -------------      -------------

Loss from operations                             (646,935)            (6,998)          (693,164)

Other income (expense)
    Interest income                                    --                 --                656
                                             -------------      -------------      -------------

      Total other income (expense)                     --                 --                656
                                             -------------      -------------      -------------

Loss before provision for income taxes           (646,935)            (6,998)          (692,508)

Provision for income taxes                             --                 --                 --
                                             -------------      -------------      -------------

Net loss                                     $   (646,935)      $     (6,998)      $   (692,508)
                                             =============      =============      =============

Basic and diluted loss per common share      $      (0.02)      $      (0.00)
                                             =============      =============

Basic and diluted weighted average
    common shares outstanding                  39,375,002         39,375,002
                                             =============      =============

                                See Accompanying Notes to Financial Statements


                                                        AP HENDERSON GROUP
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                             Accumulated
                                                                                           Additional  Deficit During Total
                                          Outstanding shares      Preferred     Common      Paid-in    Development  Stockholders'
                                       -------------------------
                                        Preferred      Common       Stock       Stock      Capital       Stage       Deficit
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------
Balance at June 13, 1994
   (Date of  inception)                         --           --  $       --  $        --  $       --  $        --  $        --

Issuance of common stock to founders,
  $0.001 per share                              --   39,375,002          --       39,375          --           --       39,375

Net loss                                        --           --          --           --          --      (39,499)     (39,499)
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 1995                      --   39,375,002          --       39,375          --      (39,499)        (124)

Net loss                                        --           --          --           --          --           --           --
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 1996                      --   39,375,002          --       39,375          --      (39,499)        (124)

Net loss                                        --           --          --           --          --           --           --
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 1997                      --   39,375,002          --       39,375          --      (39,499)        (124)

Net loss                                        --           --          --           --          --           --           --
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 1998                      --   39,375,002          --       39,375          --      (39,499)        (124)

Net loss                                        --           --          --           --          --           --           --
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 1999                      --   39,375,002          --       39,375          --      (39,499)        (124)

Net loss                                        --           --          --           --          --      (31,295)     (31,295)
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 2000                      --   39,375,002          --       39,375          --      (70,794)     (31,419)

Net loss                                        --           --          --           --          --       (5,056)      (5,056)
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 2001                      --   39,375,002          --       39,375          --      (75,850)     (36,475)

Net loss                                        --           --          --           --          --       (6,998)      (6,998)
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 2002                      --   39,375,002          --       39,375          --      (82,848)     (43,473)

Net loss                                        --           --          --           --          --     (646,935)    (646,935)
                                       ------------ ------------ ----------- ------------ ----------- ------------ ------------

Balance, December 31, 2003                      --   39,375,002  $       --  $    39,375  $       --  $  (729,783) $  (690,408)
                                       ============ ============ =========== ============ =========== ============ ============

                                          See Accompanying Notes to Financial Statements


                                              AP HENDERSON GROUP
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                                                   June 13, 1994
                                                                                                (Date of inception)
                                                        For the year ended   Forthe year ended        through
                                                        December 31, 2003    December 31, 2002   December 31, 2003
                                                        ------------------  -------------------  ------------------
Cash flows from operating activities:
    Net loss                                            $        (646,935)  $           (6,998)  $        (692,508)
    Changes in operating assets and liabilities:
      Increase in accounts payable                                214,598                   --             214,598
      Increase in due to related party                            434,306                6,998             477,810
                                                        ------------------  -------------------  ------------------
          Net cash used by operating activities                     1,969                   --                (100)

Cash flow from financing activities:
    Proceeds from issuance of common stock                             --                   --               2,100
                                                        ------------------  -------------------  ------------------
          Net cash provided by financing activities                    --                   --               2,100
                                                        ------------------  -------------------  ------------------

Net increase in cash                                                1,969                   --               2,000

Cash, beginning of period                                              31                   31                  --
                                                        ------------------  -------------------  ------------------

Cash, end of period                                     $           2,000   $               31   $           2,000
                                                        ==================  ===================  ==================


                                          See Accompanying Notes to Financial Statements

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
-------------------

AP Henderson Group (the "Company"), formerly Magnolia Ventures, Inc., was incorporated on June 13, 1994 in the State of Nevada. On January 15, 2003, Magnolia Ventures, Inc. consummated an agreement to acquire all of the outstanding capital stock of AP Henderson Ventures, a Nevada Corporation ("AP Ventures"), in exchange for 5,625,000 shares of Magnolia Ventures, Inc.'s ("Magnolia") common stock ("AP Ventures Transaction"). Prior to the AP Ventures Transaction, Magnolia was a non-operating public company with no operations or assets; and 39,375,000 shares of common shares issued and outstanding; and AP Ventures was a privately held company in the business of owning and operating a petrochemical refinery and agricultural chemical manufacturing company in the People's Republic of China ("PRC"). The AP Ventures Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the AP Ventures Transaction is equivalent to the issuance of shares by a private company (AP Ventures) for the net non-monetary assets of a non-operational public company (Magnolia), accompanied by a recapitalization. The accounting for the AP Ventures Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded.

AP Ventures conducts its operations through its subsidiary Jingbo Chemical (Bo
Xing) Company Limited ("Jingbo"), a foreign direct-owned company in the PRC. Jingbo's financial position and operations is a result of a transfer of operational assets and liabilities ("Jingbo Assets") from Shandong Jingbo Petrochemical Company Limited ("Petrochemical Company") and Shandong Jingbo Agrochemical Company Limited ("Agrochemical Company") in December 2002. Since the operational history of AP Henderson stems from that of Petrochemical Company and Agrochemical Company, the non-operational assets and liabilities that were not included in the Jingbo Assets were accounted for as distributions of assets and liabilities to the shareholders.

Subsequent to the reverse acquisition, the Company became aware of certain material misrepresentations that were made to them by certain parties in connection with his acquisition of the Jingbo Assets. In addition, the Company encountered frequent material acts of insubordination and recklessness by senior management of Jingbo. These circumstances create significant doubt as to the viability of the business of Jingbo and the Jingbo Assets. As a result of these negative circumstances, the Company rescinded the transaction related to AP Ventures pursuant to a Rescission Agreement dated December 31, 2003 whereby the former owner of AP Ventures agreed to return all of the 5,625,000 shares of AP Henderson previously issued back to the Company. In January 2004, pursuant to the Rescission Agreement, 5,625,000 shares the Company was returned for cancellation and all of the outstanding capital stock AP Ventures was returned to the former owner.

As a result of the foregoing, the Company has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

GOING CONCERN - The Company incurred net losses of approximately $730,000 from the period of June 13, 1994 (Date of Inception) through December 31, 2003 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A summary of the Company's significant accounting policies is as follows:
-------------------------------------------------------------------------

YEAR END - The Company's year end is December 31.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FIXED ASSETS - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense). Currently, the Company has no fixed assets.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

As of December 31, 2003, the Company has available net operating loss carryovers of approximately $730,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

REPORTING ON COSTS FOR START-UP ACTIVITIES - Statement of Position 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)
-----------------------------

In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For years ended December 31, 2003 and 2002 and for the period from June 13, 1994 (Date of Inception) through December 31, 2003, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2003 and 2002.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred.

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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended December 31, 2003 and 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NOTE 2. DUE TO RELATED PARTY

As of December 31, 2003, due to related party totaling $477,810 consists of advances from the Company's Chief Executive Officer/Director/Stockholder for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

NOTE 3. STOCKHOLDERS' DEFICIT

COMMON STOCK - The authorized common stock of the Company consists of 200,000,000 shares with par value of $0.001. On February 11, 2003, the Company effectuated a 1.875 for 1 forward stock-split. Accordingly, the consolidated financial statements have been retroactively adjusted to reflect the forward stock-split from the date of the Company's inception.

On June 13, 1994, the Company authorized and issued 39,375,002 shares of its no par value common stock in consideration of $2,100 in cash.

As discussed in Note 1, the Company had previously issued 5,625,000 shares of its common stock related to the AP Ventures Transaction which was then subsequently rescinded in December 2003. The shares of common stock are considered issued but not outstanding since the original transaction related to the issuance of these shares were rescinded and that such shares were returned in January 2004.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 3. STOCKHOLDERS' DEFICIT (CONTINUED)

PREFERRED STOCK - On February 8, 2000, the State of Nevada approved the Company's restated Articles of Incorporation which created a new class of serial preferred stock, with a par value of $0.01. The Company has authorized 10,000,000 shares of Serial Preferred Stock. No shares of Serial Preferred Stock have been issued as of December 31, 2003.

NOTE 4. INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2003, the Company had a net operating loss carry forward of approximately $734,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2023, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. To the extent that net operating losses of approximately $734,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                            December 31,     December 31,
                                                                2003             2002
                                                              --------        --------
Net operating loss carry forward & deferred tax assets        $646,935        $ 82,848
Less: Valuation allowance for deferred tax assets              646,935          82,848
                                                              --------        --------

Net deferred tax assets                                       $     --        $     --
                                                              ========        ========

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. SUBSEQUENT EVENTS

On January 20, 2004, the Company consummated an Agreement and Plan of Merger agreement whereby the Company acquired all of the outstanding capital stock of Slide View Corp., an Oklahoma corporation, in consideration 2,104,013 shares of the Company's common stock. The value of this transaction approximates $9,468,000 based upon the fair value said shares to which a significant portion of this value will be allocated towards goodwill and intangible assetsl. An additional 895,988 shares of the Company's common stock shall be issued to the former owners of Slide View Corp. subject to the achievement of certain equity financing and product development milestones. The purchase price for Slide View was determined in arms-length negotiations between the Company and representatives of Slide View Corp. Slide View Corp., based in Tustin, California, is engaged in developing peripheral computer LCD screen technologies to which its assets are comprised mainly of proprietary technologies and is considered a development stage enterprise since it has not yet commenced operations. Since there is no operational history or significant assets, pro forma financial statements are not presented.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6. SUBSEQUENT EVENTS

On April 5, 2004, the Company acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") in exchange for 51,000,000 shares of the Company's common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. The Company has accounted for the business combination under the purchase accounting method and accordingly has valued the acquisition price at $61,200,000 based upon the fair market value of the Company's common stock. The Company has not yet received a detailed accounting of HMCS's accounting records as of the date of this report and accordingly is unable to determine the allocation of the purchase price and goodwill (if any). The purchase price for HMCS was determined in arms-length negotiations between the Company and representatives of HMCS. Neither the Company nor any of its directors or officers were affiliated with or had a material relationship with HMCS at the time of the acquisition.

NOTE 7.  LITIGATION

Optima Trust, el al., v. A.P. Henderson Group, Inc., el al.
-----------------------------------------------------------

A lawsuit was filed in Superior Court of the State of California, For the County of Los Angeles, West District (Case # BC312939) against the Company. The Company entered into a contract with Optima Trust in September 2003 for services related to providing a research report. According to the contract, the Company was to pay OPTIMA 6,000 free trading common stock prior to the commencement of services and 6,000 free trading shares at the completion of the research report. The Company was also to pay 12% finders fee for any financing into the Company brought forth by OPTIMA. The total amount of compensation sought is $102,000. Following the signing of the contract, the Company was apprised by legal counsel that the issuance of free trading securities was in violation of current securities laws, despite prior assurances by OPTIMA that this was allowable. Furthermore, the Company ordered OPTIMA not to commence work according to the contract. The Company plans to vigorously defend the lawsuit and has made a motion for OPTIMA to place a $30,000 bond to cover legal fees should the Company be victorious.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS.

         The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.



NAME                        AGE                     POSITION
-----------------           ---------------         ---------------------------
Richard Henry               49                      Chairman of the Board,
                                                    President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer

Donald Sprague              57                      Director

RICHARD HENRY (AGE 49)

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

DONALD SPRAGUE (AGE 57)

Mr. Sprague has served as a director of AP Henderson Group since May 2003. Mr. Sprague has been a private investor since December 2002. From 1998 to 2002, Mr. Sprague was a catastrophe adjustor with the National Catastrophe Adjustors Group.

KEY EMPLOYEES OF SLIDE VIEW CORPORATION

DANIEL L. DUQUETTE, (AGE 45)

Mr. Duquette founded Slide View Corp with a technology vision built upon his experience in the financial industry that has become pervasive in the organization and has enabled Slide View to emerge from an idea to company over 15 years experience in the Financial Industry. Mr. Duquette was a stockbroker for over 15 years, working in several brokerage houses and specializing in investment banking services. As an investment banker Mr. Duquette specialized in private placements and mergers and acquisitions. Apart from the brokerage business, Mr. Duquette founded Slide View Corp. www.slideviewcorp.com for the purpose of creating a dual screen laptop enabling users to view programs simultaneously and to date; Slide View has received two US patent and has filed Patent Cooperation Treaty (International) application. Mr. Duquette also consults for leading Chinese, Malaysian, Taiwan and Hong Kong companies and international financial institutions.

CHRIS MCDONALD, (AGE 47)

Mr. McDonald has consistently applied fundamental entrepreneurial principals to create a series of successful business ventures. In real estate development, his initiative led to a decade of design and construction - from the ground up - of commercial multi-tenant business parks, a suburban strip mall and numerous expansive warehouse facilities. During this period, Mr. McDonald also entered into an ongoing partnership with three others to own and operate upscale dining establishments. This ultimately has led to creating and/or purchasing three restaurants to-date - of which the group's flagship orange county eatery remains in operation today. Through commercial real estate, Mr. McDonald encountered opportunity in the medical industry - more specifically, in the field of Durable Medical Equipment (DME). Deciding to relinquish the commercial real estate operation, while continuing the successful restaurant partnership, Mr. McDonald redirected his efforts toward establishing, marketing - and then operating - ultimately a successful new business in the close-knit DME industry... again proving fundamental entrepreneurial principals are key to success regardless of chosen product or business arena.

KEY EMPLOYEES OF HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.

CHANG-HYNN (CHRIS) KIM (AGE 46)

Mr. Chang-Hynn (Chris) Kim graduated from Korea Yonsei University with an EE BA degree in 1984. Mr. Kim has been the Chief Executive Officer (CEO) of Hyundai MultiCAV Computer Shanghai Co., Ltd. since December, 2003. Mr. Kim, served as EVP& CTO / Managing director in Moving Technology Inc. in Korea, a subsidiary of Hyundai MultiCAV Computer from July 2001 to August 2003. Mr. Kim served as the Vice President and CTO of Hyundai MultiCAV Computer in Korea from 1998 to December 2000. Prior to 1998, Mr. Kim served as the Senior Manager and Hardware Technology Tream Leader of PC System R&D for Hyundai Electronics, Inc., where he was the team leader of the development of Personal computer system using 480, Pentium Main Board and PC System of 486SX, 486DX, Pentium, Pentium Pro and Pentium II PC System.

LANMAN HONG (AGE 36)

Ms. Lanman Hong graduated from Swiss International Hotel Management Institute in 1988. Ms. Hong has been the Chief Financial Offier (CFO) of Hyundai MultiCAV Computer Shanghai Co., Ltd. since May 2003. Prior to May 2003, Mrs. Co served as the CFO for Hong Kong Long Yi Co., Ltd. since May 1999.

JAMES ZHANG (AGE 31)

Mr. Zhang has been the Chief Operation Officer (COO) of Hyundai MultiCAV Computer Shanghai Co. Ltd., since October 2003. From March 2002 to September 2003, Mr. Zhang was the General Inspector of Sales in Microtek Shanghai Co., Ltd. From July 1998 to February 2002, Mr. Zhang was the General Manager of Commercial Computer Department of Haier Computer Co., Ltd, a subsidiary of the Haier Group.

TAE KULK LEE (AGE 42)

Mr. Tae Kulk Lee graduated from Korea YoungNam University with ME BA degree in 1988. Mr. Lee has been the Chief Technology Officer (CTO) of Hyundai MultiCAV Computer Shanghai, Co. Ltd., since December 2003. From April 1998 to January 2004, Mr. Lee worked as Senior Manger of Production Department in Hyundai MultiCAV Computer in Korea. Mr. Lee was in charge of management of production, quality control, production engineering, production and material control, production planning and logistics. Prior to that, Mr. Lee worked in Hyundai Electronics of Korea.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, each of our former officers and directors, each of whom was also a ten percent (10%) shareholder, complied with the Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.


CODE OF ETHICS.

         We have not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information relating to the compensation paid by us during the last three fiscal years to our officers, directors, and key employees

                                            Annual Compensation            Long term compensation
                                            -------------------        -------------------------------
                                                                         Awards     Awards      Payouts
                                                                       ---------- ----------     -----------
                                                Other                  Restricted Securities
Name and                                        Annual                    Stock     Options    LTIP    All other
Principal Position         Year   Salary($)    Bonus($)   Compensation  Awards(5)   /SAR(5)   payout  compensation
------------------         ----   ---------    --------   ------------  ---------   -------   ------  ------------
Richard Henry, President   2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
and Chief Executive        2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Officer                    2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Donald Sprague             2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Director                   2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Daniel L. Duquette         2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002     -$19,650-      -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Chris McDonald             2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Chang-Hyun Kim             2003      -$54,000-     -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Lanman Hong                2003      -$60,000-     -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

James Zhang                2003      -$40,600-     -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Tae Kulk Lee               2003      -$32,500-     -0-         -0-         -0-          -0-      -0-        -0-
Key Employee               2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2001      -0-           -0-         -0-         -0-          -0-      -0-        -0-

EMPLOYMENT CONTRACTS.

         The Registrant has not entered into any written employment agreement with its former or current directors or officers.

OTHER COMPENSATION.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of the May 10, 2004 (92,502,058 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.

---------------------- ---------------------------------- --------------------------------- -------------------------
                        NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL
   TITLE OF CLASS                  OWNER (1)                           OWNER                    PERCENT OF CLASS
---------------------- ---------------------------------- --------------------------------- -------------------------
    Common Stock          Richard Henry, 4533 Steiner                33,429,465                    36.14%
                            Ranch, Austin, Tx 78732
---------------------- ---------------------------------- --------------------------------- -------------------------
    Common Stock                Donald Sprague                       897,225                        0.97%
                               1065 Champion Ct.
                              Columbus, IN 47201
---------------------- ---------------------------------- --------------------------------- -------------------------
       Common                     Jeffrey Co                         41,000,000                     44.3%
        Stock          1899 Lianyou Rd., Minhang Dist.,
                            Shanghai, China 201107
---------------------- ---------------------------------- --------------------------------- -------------------------

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

HENRY (JINGBO) RESCISSION AGREEMENT

         Pursuant to a Rescission Agreement dated December 31, 2003 between AP Henderson Group (the "Company") and Mr. Richard Henry, the Company and Mr. Henry rescinded the transaction whereby Mr. Henry previously transferred all of the capital shares of AP Henderson Ventures to the Company.

         Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

2.1      Securities Purchase Agreement dated January 15, 2003(1)

2.2 Agreement and Plan of Merger, dated January 20, 2004, by and among AP Henderson Group, Slide View Merger Corp. and Slide View Corp.(6)

2.3 Acquisition Agreement dated April 5, 2004 between AP Henderson Group and Hyundai MultiCAV Computer Shanghai Co., Ltd. (7)

2.4      Rescission Agreement dated December 31, 2003 (5)

3.1      Amended and Restated Articles of Incorporation(2)

3.2      Amended and Restated Bylaws(3) .

4.1      Specimen of Common Stock Certificate(4)

21.1     List of Subsidiaries

23.1     Consent of Independent Accountant

31.1     Certification by Chief Executive Officer and Chief Financial Officer

32.1 Chief Executive and Financial Officer's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

(1) Incorporated by reference to Exhibit 2.1 to between Richard Henry and AP Henderson Group AP Henderson Group's Current Report on Form 8-K dated January 15, 2003 and filed with the Securities and Exchange Commission on January 30, 2003.

(2) Incorporated by reference to Exhibit 3.1 to AP Henderson Group's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

(3) Incorporated by reference to Exhibit 3.2 to AP Henderson Group's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 28, 2003.

(4) Incorporated by reference to Exhibit 4.1 to AP Henderson Group"s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

(5) Incorporated by reference to Exhibit 99.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

(6) Incorporated by reference to Exhibit 99.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2004

(7) Incorporated by reference to Exhibit 2.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2004.


REPORTS ON FORM 8-K.

No 8K's were filed in the fourth quarter of 2003.

ITEM 14  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure, controls and procedures.
--------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.
------------------------------------------------------

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 15  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

AUDIT-RELATED FEES.

         The fees billed for each of the last two fiscal years for assurance and related services by the Accountant and related services by the Accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees Above are $106,000 for fiscal year 2002 and $8,300 for fiscal year 2003.

TAX FEES.

         The fees billed for each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning are: $75 for fiscal year 2002 and $75 for fiscal year 2003.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AP HENDERSON GROUP


Dated: May 14, 2004                         By: /s/ Richard Henry
                                                ---------------------
                                                Richard Henry, Sole Officer


                                            By: /s/ Donald Sprague
                                                ---------------------
                                                Donald Sprague, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

      Signature                 Title                    Date
--------------------------------------------------------------------------------

/s/  Richard Henry      President/Director           May 14, 2004
------------------
Richard Henry


/s/ Donald Sprague      Director                     May 14, 2004
------------------
Donald Sprague