Form 10QSB
period 2004-03-31
AP HENDERSON GROUP
filed 2004-05-24
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended: March 31, 2004

[ ]     Transition Report Under Section 13 or 15(d) of the Exchange Act.

                         Commission File Number: 0-31153

                               AP HENDERSON GROUP
                               ------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                88-0355504
          ------                                                ----------
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)

600 Wilshire Blvd., Suite 1252. Los Angeles, CA                    90017
-----------------------------------------------                    -----
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (213)-538-1203

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 18, 2004 the Issuer had issued and outstanding 92,502,058 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION..........................................   2

Item 1.  Consolidated Financial Statements..............................   2

Consolidated Balance Sheet..............................................   2

Consolidated Statements of Operations...................................   3

Consolidated Statement of Stockholders' Deficit.........................   4

Consolidated Statements of Cash Flows ..................................   5

Notes to Consolidated Financial Statements..............................   6

Item 2.  Management's Discussion And
           Plan Of Operations...........................................   8

Item 3.  Controls and Procedures .......................................   9

PART II - OTHER INFORMATION.............................................  10


Item 2.  Changes in Securities..........................................  10


Item 6.  Exhibits & Reports on Form 8-K.................................  11

SIGNATURES..............................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AP HENDERSON GROUP
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                            $     2,041
                                                                    ------------
      Total current assets                                                2,041

Other intangible assets
    Patents                                                               4,427
    Goodwill related to acquired business                             9,529,390
                                                                    ------------

Total assets                                                        $ 9,535,858
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                $   226,303
    Due to related parties                                              548,467
                                                                    ------------
      Total current liabilities                                         774,770
                                                                    ------------

      Total liabilities                                                 774,770

Stockholders' deficit
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 41,790,015 shares issued and outstanding               41,479
    Additional paid-in capital                                        9,461,487
    Accumulated deficit during development stage                       (741,878)
                                                                    ------------
      Total stockholders' deficit                                     8,761,088
                                                                    ------------

      Total liabilities and stockholders' deficit                   $ 9,535,858
                                                                    ============

                 See Accompanying Notes to Consolidated Financial Statements


                                     AP HENDERSON GROUP
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                             Period from
                                                                            June 13, 1994
                                          For the three    For the three  (Date of inception)
                                           months ended     months ended       through
                                          March 31, 2004   March 31, 2003   March 31, 2004
                                          --------------   --------------   --------------
Revenue                                   $          --    $          --    $          --

Operating expenses
    General and administrative                   12,095          215,564          742,534
                                          --------------   --------------   --------------

      Total operating expenses                   12,095          215,564          742,534
                                          --------------   --------------   --------------

Loss from operations                            (12,095)        (215,564)        (742,534)

Other income (expense)
    Interest income                                  --               --              656
                                          --------------   --------------   --------------

      Total other income (expense)                   --               --              656
                                          --------------   --------------   --------------

Loss before provision for income taxes          (12,095)        (215,564)        (741,878)

Provision for income taxes                           --               --               --
                                          --------------   --------------   --------------

Net loss                                  $     (12,095)   $    (215,564)   $    (741,878)
                                          ==============   ==============   ==============

Basic and diluted loss per common share   $          --    $          --
                                          ==============   ==============

Basic and diluted weighted average
    common shares outstanding                39,375,002       39,375,002
                                          ==============   ==============

                      See Accompanying Notes to Consolidated Financial Statements

                                            3


                                                         AP HENDERSON GROUP
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                             (UNAUDITED)


                                                                                                        Accumulated
                                       Outstanding shares                                  Additional  Deficit During     Total
                                   -------------------------    Preferred      Common       Paid-in      Development   Stockholders'
                                    Preferred      Common         Stock        Stock        Capital         Stage         Deficit
                                   -----------   -----------   -----------   -----------   -----------   ------------   ------------
Balance, December 31, 2003                  --    39,375,002   $        --   $    39,375   $        --   $  (729,783)   $   (43,473)

Issuance of common stock for
  acquisition of Slide View Corp.           --     2,104,013            --         2,104     9,461,487            --      9,463,591

Net loss                                    --            --            --            --            --       (12,095)       (12,095)
                                   -----------   -----------   -----------   -----------   -----------   ------------   ------------

Balance, March 31, 2004                     --    41,479,015   $        --   $    41,479   $ 9,461,487   $  (741,878)   $ 9,408,023
                                   ===========   ===========   ===========   ===========   ===========   ============   ============

                                           See Accompanying Notes to Consolidated Financial Statements

                                                                 4


                                           AP HENDERSON GROUP
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                          Period from
                                                                                         June 13, 1994
                                                       For the three    For the three  (Date of Inception)
                                                        months ended      months ended      through
                                                       March 31, 2004   March 31, 2003   March 31, 2004
                                                       --------------   --------------   --------------
Cash flows from operating activities:
    Net loss                                           $     (12,095)   $    (215,564)   $    (741,878)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Stock based compensation                                    --               --           39,375
    Changes in operating assets and liabilities:
      Increase in accounts payable                            11,705          106,650          226,303
      Increase in due to related parties                         390          108,883          478,200
                                                       --------------   --------------   --------------
          Net cash used by operating activities                   --              (31)           2,000
                                                       --------------   --------------   --------------

Cash flows from investing activities:
    Acquired cash related to acquisition of business              41               --               41
                                                       --------------   --------------   --------------
                                                                  41               --               41
                                                       --------------   --------------   --------------

Net increase in cash                                              41              (31)           2,041

Cash, beginning of period                                      2,000               31               --
                                                       --------------   --------------   --------------

Cash, end of period                                    $       2,041    $          --    $       2,041
                                                       ==============   ==============   ==============

Schedule of non-cash transactions:
    Acquired asset related to acquired business        $       4,427    $          --    $       4,427
                                                       ==============   ==============   ==============
    Acquired liability related to acquired business    $     (70,267)   $          --    $     (70,267)
                                                       ==============   ==============   ==============
    Goodwill related to acquired business              $   9,529,390    $          --    $   9,529,390
                                                       ==============   ==============   ==============

                             See Accompanying Notes to Consolidated Financial Statements

                                                   5

                               AP HENDERSON GROUP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
   ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of AP Henderson Group (the "Company").

     The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of AP Henderson Group. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     GOING CONCERN - The Company incurred net losses of approximately $742,000 from the period of June 13, 1994 (Date of Inception) through March 31, 2004 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. ACQUISITION OF BUSINESS
   -----------------------

     On January 20, 2004, the Company consummated an Agreement and Plan of Merger agreement whereby the Company acquired all of the outstanding capital stock of Slide View Corp., an Oklahoma corporation, in consideration of 2,104,013 shares of the Company's common stock. The value of this purchase approximated $9,464,000 based upon the fair value of said shares. The purchase price was allocated as follows: (1) patents of $4,427;
     (2) goodwill of $9,529,390; and (3) liabilities of $(70,267). An additional 895,988 shares of the Company's common stock shall be issued to the former owners of Slide View Corp. subject to the achievement of certain equity financing and product development milestones. The purchase price for Slide View was determined in arms-length negotiations between the Company and representatives of Slide View Corp. Slide View Corp., based in Tustin, California, is engaged in developing peripheral computer LCD screen technologies to which its assets are comprised mainly of proprietary technologies and is considered a development stage enterprise since it has not yet commenced operations. Since there is no operational history or significant assets, pro forma financial statements are not presented.

                               AP HENDERSON GROUP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

4. DUE TO RELATED PARTIES
   ----------------------

     As of March 31, 2004, due to related parties totaling $548,467 consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

5. SUBSEQUENT EVENT
   ----------------

     On April 5, 2004, the Company acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") in exchange for 51,000,000 shares of the Company's common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. The Company has accounted for the business combination under the purchase accounting method and accordingly has valued the acquisition price at $61,200,000 based upon the fair market value of the Company's common stock. The Company has not yet received a detailed accounting of HMCS's accounting records as of the date of this interim report and accordingly is unable to determine the allocation of the purchase price and goodwill (if any), and prepare the required pro forma financial statement presentation. The purchase price for HMCS was determined in arms-length negotiations between the Company and representatives of HMCS. Neither the Company nor any of its directors or officers were affiliated with or had a material relationship with HMCS at the time of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

THE COMPANY

AP Henderson Group is an emerging company that utilizes its market presence in the United States and experience in the greater China region to identify and pursue available business opportunities. We intend to target valuable venture opportunities both in the high-technology and technology-driven manufacturing industries. We made two acquisitions in 2004 in furtherance of our business plan. In January of 2004, we acquired Slide View Corp. Slide View is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877, covering two versions of piggy-backed, side-by-side monitor screens in a laptop. In April of 2004, we acquired Hyundai MultiCAV Computer Shanghai Co., Ltd., ("HMCS") a Chinese Company. HMCS is engaged in the business of design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products, including desktop computers, laptop computers, server communication equipments, LCD monitors, LCD television, software and online gaming programs.

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

Due to the fact that the acquisition of Hyundai MultiCAV Computer Shanghai Co., Ltd ("HMCS") is fairly recent, and the fact that HMCS is located outside of the Country, the Company has not been apprised of the complete details of HMCS's business nor of possible liabilities associated with its business. The Company intends to file with the Securities and Exchange Commission a complete business plan including audited financials within the next 3 months. Any person relying on or using in any manner the information contained in this 10QSB in regards to HMCS in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.

PLAN OF OPERATIONS FOR AP HENDERSON AS A WHOLE.

We plan to assist our subsidiaries success by developing distribution channels for Slide View's X-panel(TM) Series products and Hyundai MultiCAV's computer hardware, computer peripheral and consumer electronics products in the US as well as in China. We hope to assist our subsidiaries by conducting capital raising activities. Further, we hope to target valuable venture opportunities in both the high technology and the technology driven manufacturing industries. AP Henderson is also targeting companies to acquire, which has synergies complementing the development and marketing of Slide View and Hyundai MultiCAV, both in the United States and in China. It is our policy, through a combination of accretive strategic acquisitions, to provide sustainable, diversified and profitable revenue base throughout its operations. This includes establishing manufacturing and distribution channels throughout China, Asia and as well as in the United States. We may transact merger & acquisition of other manufacturing & distribution entities in both the US and the greater China region, to compliment our existing subsidiaries, Slide View and Hyundai MultiCAV. Hyundai MultiCAV may acquire additional manufacturing equipments for our BinZhou plant. We may foresee an increase of employees both in the US and China in respect to the growth of our subsidiaries. The cash requirements for AP Henderson are mostly administrative. We expect our cash requirements for the next 12 months to be $2,000,000. At this time, the Company does not have the funds available to complete its plan. Management plans to raise capital through bank debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success.

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

Forward Looking Statements

We make written and oral statements from time to time in this Quarterly Report regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995. Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 2003 Annual Report on Form 10-KSB. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward- looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3. CONTROLS AND PROCEDURES

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

Evaluation of disclosure, controls and procedures.
--------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.
------------------------------------------------------

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ITEM II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 20, 2004, we acquired all of the issued and outstanding shares of capital stock of Slide View Corp., an Oklahoma corporation, pursuant to an Agreement and Plan of Merger dated as of January 20, 2004. Our wholly-owned subsidiary, Slide View Merger Corp., an Oklahoma corporation, was merged with and into Slide View, with Slide View being the surviving corporation. As a result of the merger, Slide View became a wholly-owned subsidiary of AP Henderson Group.

At the effective time of the merger, each outstanding share of common stock of Slide View was converted into the right to receive 0.4521262 of a share of AP Henderson Group common stock. We issued a total of 2,104,013 shares of AP Henderson Group common stock at the effective time of the merger The shares issued in connection with the merger are restricted shares that were issued by AP Henderson Group pursuant to an exemption from registration under the Securities Act of 1933, as amended. The purchase price for Slide View was determined in arms-length negotiations between AP Henderson Group and representatives of Slide View. Neither AP Henderson Group nor any of our directors or officers was affiliated with or had a material relationship with Slide View.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

Exhibit #         Document
---------         --------

2.1               Securities Purchase Agreement dated January 15, 2003(1)

2.2 Agreement and Plan of Merger, dated January 20, 2004, by and among AP Henderson Group, Slide View Merger Corp. and Slide View Corp (6)

2.3 Acquisition Agreement dated April 5, 2004 between AP Henderson Group and Hyundai MultiCAV Computer Shanghai Co., Ltd. (7)

2.4               Rescission Agreement dated December 31, 2003 (5)

3.1               Amended and Restated Articles of Incorporation(2)

3.2               Amended and Restated Bylaws(3).

4.1               Specimen of Common Stock Certificate(4)

31.1              Certification by Chief Executive Officer and Chief Financial
                  Officer

32.1 Chief Executive and Financial Officer's Written Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

--------------------------------------------------------------------------------

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

(4) Incorporated by reference to Exhibit 4.1 to AP Henderson Group's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

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

(b) Reports on Form 8-K

         On January 14th, 2004, the Company filed a current report on Form 8K in regards to a recession agreement between AP Henderson Group and Mr. Richard Henry. Furthermore, a regulation FD disclosure was also included in regards to a press release made about the recession agreement

            On January 21, 2004, the Company filed a current report on Form 8K in regards to an Agreement and Plan of Merger between AP Henderson Group and Slide View Merger Corp., an Oklahoma corporation. Furthermore, a regulation FD disclosure was also included in regards to a press release about the Agreement and Plan of Merger.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AP HENDERSON GROUP

     By:/s/ Richard Henry                               Date: May 21, 2004
        ----------------------------
        Richard Henry
        CEO/CFO