Form 10QSB
period 2004-06-30
AP HENDERSON GROUP
filed 2004-08-23
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: June 30, 2004

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

                         Commission File Number: 0-31153

                               AP HENDERSON GROUP
        (Exact name of small business issuer as specified in its charter)

               Nevada                                         88-0355504
    (State or other jurisdiction                          (IRS Employer
     of incorporation)                                     Identification No.)

600 Wilshire Blvd., Suite 1252. Los Angeles, CA                  90017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 23, 2004 the Issuer had issued and outstanding 92,502,058 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION............................................... 3

Item 1.  Financial Statements................................................ 3

Balance Sheet............................................................... 3

Statements of Operations..................................................... 4

Statement of Stockholders' Equity............................................ 5

Statements of Cash Flows .................................................... 6

Notes to Financial Statements................................................ 7

Item 2.  Management's Discussion And Plan Of Operations...................... 12

Item 3.  Controls and Procedures ............................................ 15

PART II - OTHER INFORMATION.................................................. 16


Item 2.  Changes in Securities............................................... 16


Item 5. Other Information ................................................... 17

Item 6.  Exhibits & Reports on Form 8-K...................................... 18

SIGNATURES................................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AP HENDERSON GROUP
                                 BALANCE SHEET
                                 JUNE 30, 2004
                                  (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                            $   368,421
    Accounts and other receivable, net                                1,881,305
    Inventories                                                         313,765
    Prepaid expenses                                                  1,103,240
                                                                    ------------
      Total current assets                                            3,666,731

Fixed assets, net                                                    38,849,053

Other intangible assets
    Patents                                                               4,427
    Goodwill related to acquired business                             9,529,390
                                                                    ------------

Total assets                                                        $52,049,601
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                           $ 9,501,422
    Short-term loans                                                    483,290
    Notes payable                                                         7,540
    Due to related parties                                              548,467
                                                                    ------------
      Total current liabilities                                      10,540,719
                                                                    ------------

      Total liabilities                                              10,540,719

Minority interest                                                       103,903

Stockholders' equity
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 92,502,058 shares issued and outstanding               92,502
    Additional paid-in capital                                       41,177,349
    Retained earnings                                                   135,128
                                                                    ------------
      Total stockholders' equity                                     41,404,979
                                                                    ------------

      Total liabilities and stockholders' equity                    $52,049,601
                                                                    ============

                 See Accompanying Notes to Financial Statements

                                         AP HENDERSON GROUP
                                      STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                  For the three months ended      For the six months ended
                                                 -----------------------------  -----------------------------
                                                 June 30, 2004   June 30, 2003  June 30, 2004   June 30, 2003
                                                 -------------   -------------  -------------   -------------

Revenue                                          $  9,744,061    $         --   $ 18,437,558    $         --

Cost of revenues                                    9,250,911              --   $ 16,845,791              --
                                                 -------------   -------------  -------------   -------------

    Gross profit                                      493,150              --      1,591,767              --

Operating expenses
    General and administrative                        487,707              --      1,258,942              --
                                                 -------------   -------------  -------------   -------------

      Total operating expenses                        487,707              --      1,258,942              --
                                                 -------------   -------------  -------------   -------------

Income from operations                                  5,443              --        332,825              --

Other income (expense)
    Interest expense                                   (5,927)             --         (7,497)             --
    Other income                                          107              --            190              --
    Other expense                                        (563)             --           (569)             --
                                                 -------------   -------------  -------------   -------------

      Total other income (expense)                     (6,383)             --         (7,876)             --
                                                 -------------   -------------  -------------   -------------

Income (loss) before provision for income taxes          (940)             --        324,949              --

Provision for income taxes                             45,610              --         88,211              --
                                                 -------------   -------------  -------------   -------------

Income (loss) before minority interests               (46,550)             --        236,738              --
Income (loss) applicable to minority interests        (39,563)             --       (101,610)             --
                                                 -------------   -------------  -------------   -------------

Net income (loss)                                $    (86,113)   $         --   $    135,128    $         --
                                                 =============   =============  =============   =============

Basic and diluted income (loss) per common share $      (0.00)   $         --   $       0.00    $         --
                                                 =============   =============  =============   =============

Basic and diluted weighted average
    common shares outstanding                      92,502,058      51,000,000     71,739,508      51,000,000
                                                 =============   =============  =============   =============

                                See Accompanying Notes to Financial Statements

                                                      4

                                                   AP HENDERSON GROUP
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)

                                      Outstanding shares                                Additional                     Total
                                   -----------------------   Preferred      Common       Paid-in       Retained    Stockholders'
                                   Preferred    Common         Stock        Stock        Capital       Earnings       Equity
                                   ---------  ------------  -----------  ------------  ------------  ------------  ------------

Balance, December 31, 2003               --    51,000,000   $       --   $    51,000   $32,508,763   $        --   $32,559,763

Issuance of common stock for
  reverse-acquisition of
  AP Henderson Group                     --    41,502,058           --        41,479     8,663,609            --     8,705,088

Net loss                                 --            --           --            --            --       135,128       135,128
                                   ---------  ------------  -----------  ------------  ------------  ------------  ------------

Balance, June 30, 2004                   --    92,502,058   $       --   $    92,479   $41,172,372   $   135,128   $41,399,979
                                   =========  ============  ===========  ============  ============  ============  ============

                                     See Accompanying Notes to Financial Statements

                                                           5

                                    AP HENDERSON GROUP
                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                       For the six     For the six
                                                       months ended    months ended
                                                      June 30, 2004   June 30, 2003
                                                       ------------   ------------

Cash flows from operating activities:
    Net loss                                           $   135,128    $        --
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation                                         203,189             --
      Minority interest                                    101,608             --
    Changes in operating assets and liabilities:
      Increase in accounts and other receivable         (1,123,479)
      Increase in inventories                             (311,298)
      Increase in prepaid expenses                        (946,429)
      (Increase) decrease in other assets                  183,513         (7,366)
      Increase in accounts payable                       9,061,107         17,506
                                                       ------------   ------------
           Net cash provided by operating activities     7,303,339         10,140
                                                       ------------   ------------

Cash flows from investing activities:
    Purchase of fixed assets                            (7,487,539)            --
                                                       ------------   ------------
           Net cash used in investing activities        (7,487,539)            --
                                                       ------------   ------------

Cash flow from financing activities:
    Proceeds from short-term loans                         483,290             --
    Proceeds from notes payable                              7,540             --
                                                       ------------   ------------
           Net cash provided by financing activities       490,830             --
                                                       ------------   ------------

Net increase in cash                                       306,630         10,140

Cash, beginning of period                                   61,791             --
                                                       ------------   ------------

Cash, end of period                                    $   368,421    $    10,140
                                                       ============   ============

                      See Accompanying Notes to Financial Statements

                                            6

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

History:
--------

AP Henderson Group (the "Company") was incorporated on June 13, 1994 in the State of Nevada. On January 15, 2003, Magnolia Ventures, Inc. consummated an agreement to acquire all of the outstanding capital stock of AP Henderson Ventures, a Nevada Corporation ("AP Ventures"), in exchange for 5,625,000 shares of Magnolia Ventures, Inc.'s ("Magnolia") common stock ("AP Ventures Transaction"). AP Ventures conducted its operations through its subsidiary Jingbo Chemical (Bo Xing) Company Limited ("Jingbo"), a foreign direct-owned company in the PRC. Jingbo's financial position and operations is a result of a transfer of operational assets and liabilities ("Jingbo Assets") from Shandong Jingbo Petrochemical Company Limited ("Petrochemical Company") and Shandong Jingbo Agrochemical Company Limited ("Agrochemical Company") in December 2002. Subsequent to the reverse acquisition, the Company became aware of certain material misrepresentations that were made to them by certain parties in connection with this acquisition of the Jingbo Assets. In addition, the Company encountered frequent material acts of insubordination and recklessness by senior management of Jingbo. These circumstances created significant doubt as to the viability of the business of Jingbo and the Jingbo Assets. As a result of these negative circumstances, the Company rescinded the transaction related to AP Ventures pursuant to a Rescission Agreement dated December 31, 2003 whereby the former owner of AP Ventures agreed to return all of the 5,625,000 shares of AP Henderson previously issued back to the Company. In January 2004, pursuant to the Rescission Agreement, 5,625,000 shares the Company was returned for cancellation and all of the outstanding capital stock AP Ventures was returned to the former owner.

On January 20, 2004, the Company consummated an Agreement and Plan of Merger agreement whereby the Company acquired all of the outstanding capital stock of Slide View Corp. ("Slide View"), an Oklahoma corporation, in consideration 2,104,013 shares of the Company's common stock. The value of this transaction approximated $9,468,000 based upon the fair value said shares to which a significant portion of this value will be allocated towards goodwill and intangible assetsl. An additional 895,988 shares of the Company's common stock shall be issued to the former owners of Slide View Corp. subject to the achievement of certain equity financing and product development milestones. The purchase price for Slide View was determined in arms-length negotiations between the Company and representatives of Slide View Corp. Slide View Corp., based in Tustin, California, is engaged in developing peripheral computer LCD screen technologies to which its assets are comprised mainly of proprietary technologies and is considered a development stage enterprise since it has not yet commenced operations. Since there is no operational history or significant assets, the Company was still considered a development stage company in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES".

On April 5, 2004, the Company acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") ("Merger Transaction") in exchange for 51,000,000 shares of the Company's common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby HMCS would be considered the accounting acquirer since the Company was considered a development stage company with no operations and HMCS was an operational company with significant assets and liabilities. Furthermore, the Company's officers and board of directors were replaced by officers and directors of HMCS and effectively took control in both management and capital ownership. The accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of HMCS. Prior to the Merger Transaction, the Company had 41,502,058 shares of its common stock outstanding.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A summary of the Company's significant accounting policies is as follows:
-------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

REVENUE RECOGNITION - Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized as when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

EXPENSES - Expenses are recognized during the period in which they are incurred.

INVENTORY - Inventory is stated at the lower of cost or market value. The method of determining cost is first-in-first-out.

INTANGIBLE ASSETS - Acquisition costs on patents, trademarks, licenses and other intangibles are capitalized and amortized using the straight-line method over their useful lives, generally within 10 years. The carrying amount of each intangible asset is reviewed annually and adjusted for impairment where it is considered necessary. An impairment loss is recognized whenever the carrying amount of an asset exceeds its recoverable amount. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

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

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company's operations through its subsidiary HMCS are subject to the People's Republic of China ("PRC") income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

From the first profitable year, HMCS is exempted from income tax in the first two years and allowed a fifty percent reduction in the third to fifth years. The income tax rate of HMCS and HMCS's subsidiary is 33% (30% state income tax and 3% local income tax). Now it can't be identified whether the year ended December 31, 2004 is the first profitable year.

The Company also incurs various other taxes, which are not income taxes. Taxes other than income taxes, which arise from operating expenses, primarily comprised of VAT, urban construction tax, education surcharges and business tax. Any unpaid amounts are reflected on the consolidated balance sheets under accrued expenses.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for the Company's cash and cash equivalents, accounts receivable, due to/from related parties, accounts payable and accrued liabilities, income taxes payable, other taxes payable, deferred tax assets/liabilities and short-term debts approximate fair value due to the short-term maturity of these instruments.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2002:

         Buildings                                                  $19,466,753
         Machinery and equipment                                      2,874,339
         Vehicles                                                        54,623
         Office equipment                                                32,312
                                                                    ------------
                                                                     22,428,027
         Less: accumulated depreciation                                 216,361
                                                                    ------------
                                                                     22,211,666
         Construction in progress                                    16,637,387
                                                                    ------------

         Fixed assets, net                                          $38,849,053
                                                                    ============

NOTE 3. GOODWILL RELATED TO ACQUIRED BUSINESS

As of June 30, 2004, goodwill related to acquired business related acquisition of Slide View which significantly all of the purchase price was allocated to goodwill.

NOTE 4. SHORT TERM LOANS

As of June 30, 2004, short term loans is payable to one party which is secured by a building, interest rate of 5.58% and matures December 2004.

NOTE 5. NOTES PAYABLE

As of June 30, 2004, notes payable are payable to five parties which are unsecured, bears no interest and due on demand.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6. DUE TO RELATED PARTIES

As of June 30, 2004, due to related parties consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------


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

Employees
---------

AP Henderson currently has 2 full time employees and HMCS has 295 full time employees. Slide View does not have any full time employees at this time.

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

In order to accomplish our plans we will need to identify and assemble an experienced and seasoned management team. We hope to have a team in place by fourth quarter 2004. Also, in the next 12 months, the Company plans to conduct research and development into improving the X-panel(TM) Series multi-display laptop computers and multi-display add-on monitors to existing laptop computers. We estimate the costs to complete our proposed operations to be $3,000,000. At this time, the Company does not have the funds available to complete its plan. Management plans to raise capital through bank debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success

PLAN OF OPERATIONS FOR HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.,

It is our current plan for Hyundai MultiCAV Computer Shanghai Co., Ltd. to expand distribution channels in China and to expand sales and marketing activities. In the next year, we hope to enhance the "Hyundai MultiCAV" brand name in China by implementing a comprehensive public relations campaign. Further, we hope to extend product leadership in the China marketplace plan to develop a new strategic original equipment manufacturing partners in China and Korea for its BinZhou facility. In the next 12 months, we plan to compete up to eight new production lines in the BinZhou manufacturing plant. Also, in the next 12 months, the Company plans to conduct research and development into computer hardware, such as laptop, tablet and desktop computers, computer peripheral, such as LCD monitors, and consumer electronics, such as LCD televisions, DVRs, and finger-print sensing locks. The Management believes that its current cash requirements to complete aforementioned plan will be approximately $20,000,000 which can be met through its current sales projection for fiscal year
2004.

RESULTS OF OPERATIONS

Revenues
--------

Revenues for the 3 months ended June 30, 2004 and 6 months ended June 30, 2004 were $9,744,061 and $18,437,588 respectively. The cost of revenues for the 3 months ended June 30, 2004 and 6 months ended June 30, 2004 were 9,205,911 and 16,845,791 respectively. This resulted in a gross profit for the Company in the amount of $493,150 and $1,591,767 for the respective ending periods. These revenues primarily consisted of sales of Computer, Notebook, Fingerprint Door Lock, DVR and other PC related products.

Expenses
--------

General and administrative expenses equaled $487,707 for the 3 months ended June 30, 2004 and $1,258,942 for the 6 months ended June 3, 2004. These costs were associated with legal, accounting, and payroll expenses. The Company believes that such level of expenses will continue to grow it expands its overall operations in the next 12 months.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION - Sales are recognized when the revenue is realized or realizable, and has been earned. In general, revenue is recognized as when risk and title to the product transfers to the customer, which usually occurs at the time shipment is made or as services are rendered.

EXPENSES - Expenses are recognized during the period in which they are incurred.

INVENTORY - Inventory is stated at the lower of cost or market value. The method of determining cost is first-in-first-out.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided approximately $7,303,000 during the six months ended June 30, 2004. Cash as of June 30, 2004 approximated $368,000 and working capital was a deficit of $(6,873,988).

The cash requirement for HMCS to continue its current operations for the next 12 months is estimated to be $20,000,000USD. We believe that projected revenues will be sufficient to continue the operations as currently in place.

Slide View is currently in the research and development stage and will require $3,000,000 to complete its plan. At this time, the Company does not have the required funds which may greatly reduce our chance for success with this project.

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

Should we fail to obtain necessary financing for our U.S operations, we may rely principally on our subsidiaries for our cash requirements, including the funds necessary to service any debt we may incur, or financing we may need for operations other than through our subsidiaries. Peoples Republic of China ("PRC") legal restrictions permit payments of dividends by our subsidiaries only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our subsidiaries are also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

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

ITEM 5. OTHER INFORMATION

Effective as July 22, 2004, Richard Henry resigned as an officer and director of AP Henderson Group, a Nevada corporation ("Company"). Prior to Mr. Henry's resignation, the Board of Directors of the Company appointed to the board Jeffrey Co, Lanman Hong, Baocheng Han and Richard Lui. The newly constituted Board of Directors of the Company then appointed Mr. Co to serve as Chairman of the Board and Chief Executive Officer, Mr. Lui to serve as Vice Chairman and Lanman Hong to serve as Chief Financial Officer/Treasurer. Donald Sprague continues to serve on the Board of Directors of the Company.

Jeffery Co. Chief Executive Officer/Chairman of the Board   (Age 40)

Mr. Co was elected as Chairman and CEO of AP Henderson Group as of July 23, 2004. Mr. Co has been serving as the Chairman for Hyundai MultiCAV Computer Shanghai Co., Ltd. from May 2003 to present. Mr. Co was the Chairman for Hong Kong Longyi Corporation from May 1999 to May 2003. Prior to this position, Mr. Co served as Vice President in Hong Kong Longyi Corporation from July 1985 to May 1999.

Lanman Hong. Chief Financial Officer/Treasurer/Director     (Age 36)

Ms. Hong was elected as director and CFO of AP Henderson Group as of July 23, 2004. Ms. Hong has been serving as Chief Financial Officer for Hyundai MultiCAV Computer Shanghai Co., Ltd. from May 2003 to present. Ms. Hong was the Chief Financial Officer for Hong Kong Longyi Corporation from May 1999 to May 2003. She was the Accounting Manager for Hong Kong Longyi Corporation from October 1998 to May 1999.

Baocheng Han. Director (Age 42)

Mr. Han was elected as director of AP Henderson Group as of July 23, 2004. Mr. Han has been serving as Vice President for Hyundai MultiCAV Computer Shanghai Co., Ltd. from September 2003 to present. Mr. Han was the assistant to Chief Executive Officer for Shanghai Longyi Co., Ltd. from September 1996 to September 2003. Prior to this position, Mr. Han served in the Army of People's Republic of China from November 1984 to September 1996.

Richard Lui. Director      (Age 38)

Mr. Lui was elected as Vice Chairman of AP Henderson Group on July 23, 2004. Mr. Lui has served as a director of AP Henderson Group from January to September 2003. Mr. Lui has served as President of Morgan Capital International, Inc., a Los Angeles, California based financial and management consulting company, since July 2002. From September 1997 to July 2002, Mr. Lui was the President of GlobaLink Securities, Inc. a NASD member broker-dealer.

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

2.4          Rescission Agreement dated December 31, 2003 (5)

3.1          Amended and Restated Articles of Incorporation(2)

3.2          Amended and Restated Bylaws(3) .

4.1          Specimen of Common Stock Certificate(4)

31.1         Certification by Chief Executive Officer

31.2         Certification by Chief Financial Officer

32.1         Chief Executive Officer's Written Certification Of
             Financial Statements Pursuant to 18 U.S.C. Statute 1350

32.2         Chief Financial Officer's Written Certification Of
             Financial Statements Pursuant to 18 U.S.C. Statute 1350

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

(b) Reports on Form 8-K

On July 28, 2004, the Company disclosed, on Form 8K, that on July 22, 2004, Richard Henry resigned as an officer and director of AP Henderson Group, a Nevada corporation ("Company"). Prior to Mr. Henry's resignation, the Board of Directors of the Company appointed to the board Jeffrey Co, Lanman Hong, Baocheng Han and Richard Lui. The newly constituted Board of Directors of the Company then appointed Mr. Co to serve as Chairman of the Board and Chief Executive Officer, and Mr. Lui to serve as Vice Chairman. Donald Sprague continues to serve on the Board of Directors of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AP HENDERSON GROUP

     By:/s/ Jeffery Co                                 Date: August 23, 2004
        ----------------------------
        Jeffery Co
        Chief Executive Officer

     By:/s/ Lanman Hong                                Date: August 23, 2004
        ----------------------------
        Lanman Hong
        Chief Financial Officer