Form 10QSB
period 2004-09-30
AP HENDERSON GROUP
filed 2004-12-22
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 23, 2004 the Issuer had issued and outstanding 103,212,058 shares of common stock $.001.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION..........................................     2

Item 1.  Financial Statements...........................................     2

Balance Sheet...........................................................     2

Statements of Operationss...............................................     3

Statement of Stockholders' Equity.......................................     4

Statements of Cash Flows ...............................................     5

Notes to Financial Statements...........................................     6

Item 2.  Management's Discussion And
             Plan Of Operations.........................................    11

Item 3.  Controls and Procedures .......................................    13


PART II - OTHER INFORMATION.............................................    14

Item 1.  Legal Proceedings..............................................    14

Item 2.  Changes in Securities..........................................    14

Item 3.  Defaults Upon Senior Securities................................    15

Item 4.  Submission of Matters to a Vote of Security Holders............    15

Item 5.  Other Information .............................................    15

Item 6.  Exhibits & Reports on Form 8-K.................................    16

SIGNATURES..............................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AP HENDERSON GROUP
                                 BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                           $    183,939
    Accounts and other receivable                                     1,582,192
    Inventories                                                         816,241
    Prepaid expenses                                                    965,813
                                                                   -------------
      Total current assets                                            3,548,185

Fixed assets, net                                                    38,940,520
Investment in Seaside Investments PLC securities                      9,180,000

Other intangible assets
    Patents                                                               4,427
    Goodwill related to acquired business                             9,529,390
                                                                   -------------

Total assets                                                       $ 61,202,522
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                          $  9,427,712
    Short-term loans                                                    483,290
    Notes payable                                                        34,006
    Due to related parties                                              548,467
                                                                   -------------
      Total current liabilities                                      10,493,475
                                                                   -------------

      Total liabilities                                              10,493,475

Minority interest                                                       115,491

Stockholders' equity
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 103,212,058 shares issued and outstanding             103,212
    Additional paid-in capital                                       50,805,639
    Accumulated deficit                                                (315,295)
                                                                   -------------
      Total stockholders' equity                                     50,593,556
                                                                   -------------

      Total liabilities and stockholders' equity                   $ 61,202,522
                                                                   =============

                 See Accompanying Notes to Financial Statements

                                             AP HENDERSON GROUP
                                          STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                   For the three months ended       For the nine months ended
                                                  -----------------------------   -----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                       2004           2003            2004             2003
                                                  -------------   -------------   -------------   -------------
Revenue                                           $  7,275,976    $         --    $ 25,713,533    $         --

Cost of revenues                                     6,395,771              --      23,241,562              --
                                                  -------------   -------------   -------------   -------------

    Gross profit                                       880,205              --       2,471,971              --

Operating expenses
    General and administrative                       1,253,960              --       2,512,904              --
                                                  -------------   -------------   -------------   -------------

      Total operating expenses                       1,253,960              --       2,512,904              --
                                                  -------------   -------------   -------------   -------------

Income from operations                                (373,755)             --         (40,933)             --

Other income (expense)
    Interest expense                                   (21,440)             --         (28,937)             --
    Other income                                         1,376              --           1,566              --
    Other expense                                       (1,378)             --          (1,948)             --
                                                  -------------   -------------   -------------   -------------

      Total other income (expense)                     (21,442)             --         (29,319)             --
                                                  -------------   -------------   -------------   -------------

Income (loss) before provision for income taxes       (395,197)             --         (70,252)             --

Provision for income taxes                              43,636              --         131,847              --
                                                  -------------   -------------   -------------   -------------

Income (loss) before minority interests               (438,833)             --        (202,099)             --
Income (loss) applicable to minority interests         (11,588)             --        (113,196)             --
                                                  -------------   -------------   -------------   -------------

Net income (loss)                                 $   (450,421)   $         --    $   (315,295)   $         --
                                                  =============   =============   =============   =============

Basic and diluted loss per common share           $      (0.00)   $         --    $      (0.00)   $         --
                                                  =============   =============   =============   =============

Basic and diluted weighted average
    common shares outstanding                       93,549,775      51,000,000      71,857,778      51,000,000
                                                  =============   =============   =============   =============

                               See Accompanying Notes to Financial Statements

                                                      3

                                                         AP HENDERSON GROUP
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                  Outstanding shares                                       Additional                      Total
                             ----------------------------    Preferred       Common         Paid-in      Accumulated   Stockholders'
                               Preferred       Common          Stock          Stock         Capital        Deficit        Equity
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2003             --     51,000,000   $         --   $     51,000   $ 32,508,763   $         --   $ 32,559,763

Issuance of common stock
  for reverse-acquisition
  of AP Henderson Group                --     41,502,058             --         41,502      8,668,586             --      8,710,088

Issuance of common stock for
  purchase of securities in
  Seaside Investments PLC              --     10,200,000             --         10,200      9,169,800             --      9,180,000

Issuance of common stock for
  commission fees related to
  Seaside Investments PLC              --        510,000             --            510        458,490             --        459,000

Net loss                               --             --             --             --             --       (315,295)      (315,295)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, September 30, 2004            --    103,212,058   $         --   $    103,212   $ 50,805,639   $   (315,295)  $ 50,593,556
                             =============  =============  =============  =============  =============  =============  =============


                                           See Accompanying Notes to Financial Statements

                                                                 4

                                 AP HENDERSON GROUP
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       For the nine    For the nine
                                                       months ended    months ended
                                                       September 30,   September 30,
                                                            2004           2003
                                                       -------------   -------------
Cash flows from operating activities:
    Net loss                                           $   (315,295)   $         --
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation                                          360,858              --
      Minority interest                                     113,196              --
      Stock based expenses                                  459,000              --
    Changes in operating assets and liabilities:
      Increase in accounts and other receivable            (824,366)             --
      Increase in inventories                              (813,774)             --
      Increase in prepaid expenses                         (809,002)             --
      (Increase) decrease in other assets                   183,513          (7,366)
      Increase in accounts payable                        8,987,397          17,506
                                                       -------------   -------------
           Net cash provided by operating activities      7,341,527          10,140
                                                       -------------   -------------

Cash flows from investing activities:
    Purchase of fixed assets                             (7,736,675)             --
                                                       -------------   -------------
           Net cash used in investing activities         (7,736,675)             --
                                                       -------------   -------------

Cash flow from financing activities:
    Proceeds from short-term loans                          483,290              --
    Proceeds from notes payable                              34,006              --
                                                       -------------   -------------
           Net cash provided by financing activities        517,296              --
                                                       -------------   -------------

Net increase in cash                                        122,148          10,140

Cash, beginning of period                                    61,791              --
                                                       -------------   -------------

Cash, end of period                                    $    183,939    $     10,140
                                                       =============   =============


                   See Accompanying Notes to Financial Statements

                                         5

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

On April 5, 2004, the Company acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") ("Merger Transaction") in exchange for 51,000,000 shares of the Company's common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby HMCS would be considered the accounting acquirer since the Company was considered a development stage company with no operations and HMCS was an operational company with significant assets and liabilities. Furthermore, the Company's officers and board of directors were replaced by officers and directors of HMCS and effectively took control in both management and capital ownership. The accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of HMCS. Prior to the Merger Transaction, the Company had 41,479,015 shares of its common stock outstanding.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the nine months ended September 30, 2004.

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

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the nine months ended September 30, 2004.

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

NOTE 2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2004:

         Buildings                                         $     19,466,753
         Machinery and equipment                                  3,119,486
         Vehicles                                                    54,623
         Office equipment                                            32,312
                                                           ----------------
                                                                 22,673,174
         Less: accumulated depreciation                             374,030
                                                           ----------------
                                                                 22,299,144
         Construction in progress                                16,641,376
                                                           ----------------

         Fixed assets, net                                 $     38,940,520
                                                           ================

NOTE 3. GOODWILL RELATED TO ACQUIRED BUSINESS

As of September 30, 2004, goodwill related to acquired business related acquisition of Slide View which significantly all of the purchase price was allocated to goodwill.

NOTE 4. SHORT TERM LOANS

As of September 30, 2004, short term loans is payable to one party which is secured by a building, interest rate of 5.58% and matures December 2004.

NOTE 5. NOTES PAYABLE

As of September 30, 2004, notes payable are payable to five parties which are unsecured, bears no interest and due on demand.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 6. DUE TO RELATED PARTIES

As of September 30, 2004, due to related parties consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

NOTE 7. STOCK PURCHASE AGREEMENT WITH SEASIDE INVESTMENTS PLC

On September 22, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC ("Seaside"), a private London investment company, for the purchase by Seaside of 10,200,000 shares of the Company's common stock at $0.90 per share, in exchange for shares of Seaside to which the Company has recorded and reflected in the accompanying balance sheet as Investment in Seaside Investments PLC as of September 30, 2004. Seaside has entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares it will receive as a result of this transaction for a period of one year from the closing date. The Company has agreed to file a registration statement with the SEC allowing the public resale of the common shares by Seaside, commencing at the expiration of the "lock-up" period. In full payment for our shares, Seaside will issue its shares to the Company equivalent to $9,180,000. Thirty percent of Seaside's shares will be held in escrow for one year following their issuance and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Seaside will be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to the Company at such time.

The Company has engaged Hunter Wise Financial Group, Inc. as an advisor in this transaction and has agreed to pay a fee equal to five percent of the Ordinary Shares received (including the Downside Protection Shares) and five percent of the shares of Company common stock issued to Seaside. As a result, the Company has issued 510,000 shares of Common Stock to which has been valued at $459,000 as has been recorded as an expense as of September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
-------------------------------------------------------------------------------

Due to the fact that the acquisition of Hyundai MultiCAV Computer Shanghai Co., Ltd ("HMCS") is fairly recent, and the fact that HMCS is located outside of the Country, the Company has not been apprised of the complete details of HMCS's business nor of possible liabilities associated with its business. Furthermore, a full audit of HMCS has yet to be completed. The Company intends to file with the Securities and Exchange Commission a complete business plan including audited financials within three months. It is anticipated that certain portions of this 10QSB, including financial information, will need to be amended once an audit is completed. Any person relying on or using in any manner the information contained in this 10QSB in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.


The Company
-----------

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

In order to accomplish our plans we will need to identify and assemble an experienced and seasoned management team. We hope to have a team in place by first quarter 2005. Also, in the next 12 months, the Company plans to conduct research and development into improving the X-panel(TM) Series multi-display laptop computers and multi-display add-on monitors to existing laptop computers. We estimate the costs to complete our proposed operations to be $3,000,000. At this time, the Company does not have the funds available to complete its plan. Management plans to raise capital through bank debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success

PLAN OF OPERATIONS FOR HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.,

It is our current plan for Hyundai MultiCAV Computer Shanghai Co., Ltd. to expand distribution channels in China and to expand sales and marketing activities. In the next year, we hope to enhance the "Hyundai MultiCAV" brand name in China by implementing a comprehensive public relations campaign. Further, we hope to extend product leadership in the China marketplace plan to develop a new strategic original equipment manufacturing partners in China and Korea for its BinZhou facility. In the next 12 months, we plan to compete up to eight new production lines in the BinZhou manufacturing plant. Also, in the next 12 months, the Company plans to conduct research and development into computer hardware, such as laptop, tablet and desktop computers, computer peripheral, such as LCD monitors, and consumer electronics, such as LCD televisions, DVRs, and finger-print sensing locks. The Management believes that its current cash requirements to complete aforementioned plan will be approximately $20,000,000 which more than likely will be obtained through its current sales projection for twelve months.

RESULTS OF OPERATIONS

Revenues
--------

Revenues for the three and nine months ended September 30, 2004 approximated $7,276,000and $25,714,000, respectively. The cost of revenues for the three and nine months ended September 30, 2004 approximated $6,396,000 and $23,242,000, respectively. This resulted in a gross profit for the Company of approximately $880,000 and $2,472,000, respectively, for the respective ending periods. Revenue primarily consisted of sales of desktop computers, notebook computers, fingerprint door lock, DVD/DVR and other PC related products.

Expenses
--------

General and administrative expenses approximated $778,000 and $2,513,000 for the three and nine months ended September 30, 2004. These costs primarily consisted of payroll, rent, legal and accounting expenses. The Company believes that such level of expenses will continue to grow as it expands its overall operations in the next twelve months.

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


ITEM 1. LEGAL PROCEEDINGS

Optima Trust, el al., v. A.P. Henderson Group, Inc., el al.
-----------------------------------------------------------

A lawsuit was filed in Superior Court of the State of California, For the County of Los Angeles, West District (Case # BC312939) against the Company. The Company entered into a contract with Optima Trust in September 2003 for services related to providing a research report. According to the contract, the Company was to pay OPTIMA 6,000 free trading common stock prior to the commencement of services and 6,000 free trading shares at the completion of the research report. The Company was also to pay 12% finders fee for any financing into the Company brought forth by OPTIMA. The total amount of compensation sought is $102,000. Following the signing of the contract, the Company was apprised by legal counsel that the issuance of free trading securities was in violation of current securities laws, despite prior assurances by OPTIMA that this was allowable. Furthermore, the Company ordered OPTIMA not to commence work according to the contract. The Company plans to vigorously defend the lawsuit and has made a motion for OPTIMA to place a $30,000 bond to cover legal fees should the Company be victorious. The court has sent the matter to mediation. The date for mediation has not yet been scheduled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Seaside Investments, PLC.
-------------------------

On August 13th, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments, PLC, an Investment Company located in London, England (the "Agreement") A copy of the Agreement is hereby attached as Exhibit 10.1 to this report. The stock Purchase Agreement provides that the Company issue and sell 10,200,000 shares of restricted common stock in exchange for a number of Seaside Ordinary Shares. The Company shall receive USD $9.18 million shares of Seaside valued at a price per share valued at One Pound Sterling

The Closing is conditioned upon Seaside completing the listing of its Ordinary Shares of the London Stock Exchange. The listing was expected to occur on or before September 30, 2004 but has not been accomplished as of November 29, 2004. The Company has not terminated the agreement and is currently waiting for listing by Seaside. However, the Company may terminate this agreement and withdraw from the transaction without liability, but has not made any decision to do so.

The investment company has entered into a "lock-up" agreement with AP Henderson pursuant to which it has agreed not to trade the AP Henderson shares it will receive as a result of this transaction for a period of one year from the closing date. AP Henderson has agreed to file a registration statement with the SEC allowing the public resale of the common shares by the investment company, commencing at the expiration of the "lock-up" period.

Thirty percent of the investment company's shares will be held in escrow for one year following their issuance and in the event the per share market price of AP Henderson common stock at such time is less than the per share value of AP Henderson stock at the time of the closing, the investment company shall be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow shall be released to AP Henderson at such time.

After the Closing, it is anticipated that Seaside will own less than 10% of the outstanding shares of Company common stock and, therefore, will not be deemed to be an affiliate of the Company as such term is defined in the rules and regulations of the Securities and Exchange Commission.

In regards to this transaction, the Company has agreed to pay Hunter Wise Financial Group, LLC commissions consisting of 510,000 shares of APHG common stock with the same piggy back registration rights as Seaside and five (5%) of the Seaside shares received by APHG, which is currently held in Escrow. The shares will be released to Hunter Wise upon the Seaside registration, or returned to APHG if the deal is rescinded.

The Company and Seaside have not previously engaged in any material relationship and Seaside is not, as of the date of the Agreement, an affiliate.

The above summary description of the terms and conditions of the Agreement is qualified in its entirety by the specific terms and conditions of the Agreement a copy of the Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

The share issuance was conducted pursuant to Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Election of Directors
---------------------

Pursuant to a special meeting of the Board of Directors held on 12-1-2004 and pursuant to Article III, Section 2 of the Corporation's Amended and Restated Bylaws, the Board has elected to increase the number of authorized directors of the Corporation from 5 to 7. In furtherance of the increase in the number of Board of Directors, the Board elected Mr. Ming Han and Mr. Yanquan Wang as Directors of the Corporation until their successors are duly elected and qualified.

Resignation of Director
-----------------------

On December 16, 2004, Director Richard Lui tendered his resignation as Director and Vice Chairman of AP Henderson Group. At this time, his position as Director has not been filled.

Removal of Officers and Election of New Officers
------------------------------------------------

Pursuant to a special meeting of the Board of Directors held on 12-1-2004, the Board elected to remove Mr. Jeffery Co as CEO of the Corporation and Ms. Lanman Hong as CFO of the Corporation. The reason for their removal is described under the paragraph titled "Ongoing Investigation" in below. In a special meeting of the Board of Directors held on 12-20-2004, the Board temporarily elected Mr. Ming Han as CEO of the corporation and Mr. Yanquan Wang as CFO of the Corporation. Mr. Han and Mr. Wang currently serve as Directors of AP Henderson. There appointment is considered temporary until such time that suitable replacements are retained.

Ongoing Investigation
---------------------

On or about 11-19-2004, the Board of Directors were made aware that Mr. Jeffery Co, the CEO and Director of the Corporation, and Ms. Lanman Hong, the CFO and Director of the Corporation, may have been detained by the Binzhou Police Department in the Peoples Republic of China. At this time, there has been no official representation made by the Police to refute or confirm the detention. The reason for the alleged detention has not been made clear. It is believed, at this time, that Ms. Hong has been released from police custody but that Mr. Co still remains detained.

Based on this information, the Board of Directors held a special meeting on 12-1-2004 in which Mr. Co and Ms. Hong were removed from their respective positions as CEO and CFO of AP Henderson as well as their respective positions as CEO and CFO of Hyundai MultiCAV Computer Shanghai Co., Ltd. and Hyundai MultiCAV Computer Binzhou Co., Ltd., wholly owned subsidiaries of AP Henderson Mr. Co and Ms. Hong still hold their positions as Directors of AP Henderson.

Though the reason for their alleged detention remains unclear, the Board has elected to take certain steps to investigate whether these alleged detentions are related in anyway to AP Henderson or its subsidiaries. The Board has engaged a Chinese law firm to investigate the reason for the alleged detentions. The Board also elected to engage an audit firm to carry out and conduct an independent review of the Corporation's books. Furthermore, the Board has elected to form a special committee to oversee and execute the day to day business decisions for the Corporation and its subsidiaries in China.

Based on the uncertainty of the outcome of the Corporation's ongoing investigation, the Corporation advises that anyone making an investment decision with respect to the common stock of the Corporation or for any other purpose does so at his, her or its own risk.

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

2.1               Securities Purchase Agreement dated January 15, 2003(1)

2.2 Agreement and Plan of Merger, dated January 20, 2004, by and among AP Henderson Group, Slide View Merger Corp. and Slide View Corp (6)

2.3 Acquisition Agreement dated April 5, 2004 between AP Henderson Group and Hyundai MultiCAV Computer Shanghai Co., Ltd. (7)

2.4               Rescission Agreement dated December 31, 2003 (5)

3.1               Amended and Restated Articles of Incorporation (2)

3.2               Amended and Restated Bylaws (3)

4.1               Specimen of Common Stock Certificate (4)

10.1              Stock Purchase Agreement dated August 13th, 2004.

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

N/A

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      AP HENDERSON GROUP


     By:/s/ Ming Han                                     Date: December 20, 2004
        ----------------------------
        Ming Han
        Chief Executive Officer


     By:/s/ Yanquan Wang                                Date: December 20, 2004
        ----------------------------
        Yanquan Wang
        Chief Financial Officer