Form 10KSB
period 2004-12-31
AP HENDERSON GROUP
filed 2005-06-22
CIK 1096653

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-31153

                               AP HENDERSON GROUP
                               ------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                             88-0355504
-------------------------                       --------------------------------
(State or jurisdiction of                            (I.R.S. Employer or
     incorporation)                             organization Identification No.)


                              950 Eulalia Road, NE
                                   Atlanta, GA                         30319
                     (Address of principal executive offices)        (Zip Code)

                   Registrant's telephone number: 404-816-9220

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Registrant had no revenues for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2004: $80,513.99. As of March 31, 2005, the Registrant had 41,502,058 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I.                                                                     PAGE

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  3

ITEM 2.  DESCRIPTION OF PROPERTY ............................................ 10

ITEM 3.  LEGAL PROCEEDINGS .................................................. 10

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .................. 11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS .................................... 11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................... 12

ITEM 7.  FINANCIAL STATEMENTS ............................................... 14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ............................. 25


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................. 25

ITEM 10. EXECUTIVE COMPENSATION ............................................. 25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT, AND RELATED STOCKHOLDER MATTERS ........................ 28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................... 30

ITEM 14. CONTROLS AND PROCEDURES ............................................ 31

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................. 31

SIGNATURES .................................................................. 32

--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in " Risks Factors" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------


                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

OUR CONTACT INFORMATION


         AP Henderson Group (the "Company" or "AP Henderson Group") maintains its principal executive offices at 950 Eulalia Road, NE, Atlanta, GA 30319. Our telephone number is 404-816-9220 and our facsimile number is (404)-816-8830. We maintain a web site at HTTP://WWW.APHENDERSON.COM. Furthermore, Slide View Corp ("Slide View"), our wholly owned subsidiary, maintains a web site at. WWW.SLIDE VIEWCORP.COM. Any information displayed on these websites is not part of this annual report.

BUSINESS DEVELOPMENT.

Our sole current operations are through our one subsidiary, Slide View whose assets are the Slide View laptop notebook computer design, X-panel(TM) and two US patents, US Patent number 6,532,146 and 6,667,877 for its innovative multi-display laptop computer and peripheral device design with multi-lateral slide-out display panel(s). Although we attempted in 2003 and 2004 to acquire two companies in China as part of our business plan to leverage margins through offshore operations and to manufacture the LCD screens for which Slide View holds the US patents, we have rescinded each of these acquisitions, as has been detailed in our Form 8-K Reports of December 16, 2004 and March 28, 2005, as amended on June 6, 2005 respectively, and as also set forth below. With respect to each of these attempted mergers, we were not provided accurate or reliable financial or operational information with respect to the merger candidates by their respective officers and directors. We have reported in our Form 8-K Reports that certain financial information in its Form 10Q dated August 23, 2004 and December 22, 2004, could no longer be relied upon, and further that the Company had engaged an independent audit firm to make a full report regarding the impact of submissions by former officers Jeffrey Co and Lanman Hong who had been officers in Hyundai MultiCAV Computer Shanghai Co., Ltd., ("HMCS") and later in the Company, as a result of the attempted merger.

In the case of each rescission, we have cancelled all Company stock that was issued in consideration of such attempted merger. While we expended Company funds for customary legal and accounting fees in connection with these attempted mergers, we believe these funds were expended in good faith in furtherance of our business plan to acquire operational businesses that would significantly increase the assets of the Company and bring revenue and profitability to our shareholders. In light of these rescissions, we expect this year a significant restructuring of the Company and its assets in the best interests of, and for the protection of, all shareholders. We have appointed new management which is instigating new control systems for our operations, spin-offs, and acquisitions. We anticipate a spin-off of the Slide View assets into a wholly separate company whose shareholder structure will be substantially similar to that of the Company. We currently advise that anyone who invests in the Company until such restructurings and spin-off shall do so at their own risk.

MERGER OF SLIDE VIEW CORP.

On January 20, 2004, we acquired all of the issued and outstanding shares of capital stock of Slide View an Oklahoma corporation, pursuant to an Agreement and Plan of Merger dated as of January 20, 2004.

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

The shares issued in connection with the merger are restricted shares that were issued by AP Henderson Group pursuant to an exemption from registration under the Securities Act of 1933, as amended. The purchase price for Slide View was determined in arms-length negotiations between AP Henderson Group and representatives of Slide View. Neither AP Henderson Group nor any of our directors or officers was affiliated with or had a material relationship with Slide View prior to the merger.

During a special meeting of the Board of Directors held on March 14, 2005, the Board approved the exploration of a plan to spin off the Slide View into a new corporation wholly independent of the Company ("New Slide View"). The current Slide View subsidiary currently holds patents to manufacture LCD viewing screens. The New Slide View is contemplated to have a shareholder structure substantially parallel to the Company's present shareholder base with a separate set of officers and directors. The New Slide View is contemplated to have a separate set of officers and directors, who would act to raise good will, raise funds, improve the profile of the New Slide View, develop prototypes and engage operations. The Board contemplates that under such a plan, the stock of the New Slide View is contemplated to be registered and distributed to the current shareholders of the Company in substantially the same proportions as the current shareholdings of the Company's in the effort of protecting value for the shareholders of the Company.

 The
foregoing plan for Slide View is under investigation in good faith, but has not occurred, and no reliance upon such plan by any investor should be made to date.

HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD. RESCISSION

On March 14, 2005, at a special meeting of the Board of Directors, the minutes of which were approved on March 21, 2005, the Board voted to rescind the merger of the Company and HMCS, effective as of December 28, 2004, and consequently to cancel the 51 million shares of common stock that had been issued to Jeffrey Co and Lanman Hong, and third parties, in consideration of such merger ("Merger Agreement"). The Company had previously reported on December 16, 2004 its investigation of the detention of Mr. Co and Ms. Hong by Chinese authorities, and that the Board had removed Mr. Co and Ms. Hong as officers of the Company and HMCS. Further the Board at that time had elected to engage an audit firm in China to carry out and conduct an independent review of the Company's books with respect to the HMCS subsidiary.

The Merger Agreement was conditioned upon the ongoing submission of accurate information regarding HMCS, and such information had not been given by Mr. Co and Ms. Hong. The rescission was made in light of the Board's investigation and review, and the possibility that fraudulent information had been submitted by Mr. Co and Ms. Hong to the Company with respect to its financial reports. It appeared at a minimum that the Company could not rely upon the financial information which Mr. Co and Ms. Hong submitted to the Company with respect to HMCS, and accordingly the Board rescinded the Merger Agreement

As a result of the rescission of the Merger Agreement with HMCS, 51 million shares of the Company's common stock that were issued in consideration of the Merger Agreement were cancelled. Of this 51 million shares, 41 million shares previously issued to Jeffrey Co, were cancelled, and three million shares issued to Lanman Hong, were cancelled. Also cancelled were a total of 10 million shares of common stock that were issued to third parties in consideration of ancillary agreements to the Merger Agreement for the payment of anticipated taxes in connection with the Merger Agreement, and for the lease of a factory building in Binzhou, Shandong, China. Prior to this cancellation, Mr. Co and Ms. Hong controlled more than fifty percent of the Company's stock. Following this cancellation, there are now 52,212,058 shares outstanding of the Company's stock. Holders of five percent or more of the Company's Common Stock are as follows: Richard Henry, 15,329,000 shares, the Langley Fund, 10,000,000 shares Han Bao Yue, 3,364,438 shares and Donald Sprague, 2,897,225 shares.

Further, the Board agreed on March 14, 2005, subject to shareholder ratification, to remove Jeffrey Co and Lanman Hong as directors of the Company, and to seek any necessary shareholder ratification of such action. On March 15, 2005, shareholders owning a majority of the outstanding common stock of the Company determined by consent in lieu of a shareholder's meeting, in accordance with 78.320 of the Nevada Revised Statutes of the Nevada Code, to remove Jeffrey Co and Lanman Hong as directors of the Company. All necessary shareholder action will be taken in accordance with an appropriate Schedule 14C filing, which made on March 31, 2005.

The Company had intended to utilize the acquired assets and operations of HMCS to manufacture and sell the patented multi-screen Slide View laptop notebook computer design, X-panel(TM). As a result of the rescission of the HMCS merger, the Company is exploring various strategies to commercialize the Slide View patents, including spinning off Slide View into a separate corporation with substantially parallel shareholder ownership as that of the Company. The Company will make appropriate public release and reporting of the strategies it determines to follow regarding Slide View; however no anticipation of or reliance any particular strategy should be made by investors or shareholders at this time.

APPOINTMENT OF OFFICERS AND DIRECTORS

During a special meeting of the Board of Directors held on March 14, 2005, and in accordance with Article 5 Section 5 of the Company's Bylaws, the Board determined to appoint Erik Nelson as a President and Director of the Company. Mr. Nelson's compensation is under current negotiation with the Board.

Mr. Nelson is the President of Coral Capital Partners, Inc., a corporate consulting firm. Mr. Nelson has served on the Boards of Telemax Corp., and Boats Depot, Inc. Mr. Nelson is currently the Corporate Secretary of, and serving on the Board of Directors of, Nocera, Inc., an international food processing corporation with subsidiaries in Italy and Uruguay. Mr. Nelson is a graduate of the University of Colorado with a Business Degree and an area of emphasis in finance.

HENRY ( JINGBO) RESCISSION AGREEMENT

Pursuant to a Rescission Agreement dated December 31, 2003 between AP Henderson Group (the "Company") and Mr. Richard Henry, the Company and Mr. Henry rescinded the transaction whereby Mr. Henry previously transferred all of the capital shares of AP Henderson Ventures to the Company. (See Exhibit 99.1) On January 15, 2003, the Company and Mr. Henry entered into that certain Purchase Agreement ("Purchase Agreement") dated January 15, 2003 pursuant to which Mr. Henry transferred to the Company all of the outstanding capital shares ("AP Ventures Shares") of the common stock of AP Henderson Ventures, a Nevada corporation ("AP Ventures"), in exchange for the Company's issuance of 5,625,000 shares ("AP Henderson Shares") of common stock of the Company to Mr. Henry (such transaction referred to herein as the "Reorganization"). Until July 2004, Mr. Henry was Chief Executive Officer of the Company, and until December 24, 2004, he served on the Board of Directors of the Company

AP Ventures was organized on December 31, 2002 for the purpose of acquiring all of the capital shares of Jingbo Chemical (Bo Xing) Co., Ltd. (" Jingbo"), a Chinese foreign direct investment enterprise wholly-owned by Mr. Henry. On December 31, 2002, Mr. Henry transferred all of the capital shares of Jingbo to AP Ventures in exchange for AP Ventures' issuance of a total of 10,000 common shares of AP Ventures (defined above as the "AP Venture Shares").

 Jingbo was formed by Mr. Henry in 2002 for the purpose of acquiring certain operating assets and liabilities (the " Jingbo Assets") "of Shandong Jingbo Petrochemical Company Limited, Shandong Jingbo Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited, which together had been engaged in the business of owning and operating a petrochemical refinery and agrochemical manufacturing company in the People's Republic of China ("PRC"). Mr. Henry had acquired the Jingbo Assets from certain unrelated private investors in the PRC in early 2002 in exchange for cash consideration. Mr. Henry contributed the Jingbo Assets to Jingbo on December 31, 2002, immediately prior to AP Ventures' acquisition of the capital shares of Jingbo.

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

Prior to the Rescission Agreement, AP Ventures had served as a wholly-owned subsidiary of the Company and held all of the Company's assets and operations by way of its ownership of Jingbo, which in turn held the Jingbo Assets.
                                       5

BUSINESS OF THE REGISTRANT.

AP Henderson Group is a development stage company which has been identifying and pursuing available business opportunities. AP Henderson Group is currently pursuing a restructuring and a spin-off of its subsidiary, Slide View, to a wholly separate publicly registered corporation that will have a substantially parallel shareholder structure to the current structure of AP Henderson Group and whose stock will be registered under the federal securities laws. The Company has authorized the officers of Slide View to further investigate a plan to commercialize the Slide View patents through manufacturing the Slide View monitoring screens and implementing a distribution and licensing program. While the Company is currently and in good faith investigating such a spin-off, there can be no assurance that any such spin-off will take place or that if such a spin-off does take place that the Slide View patents will be effectively commercialized and made profitable. Further in the event of such a spin-off, there is no assurance that the Company will pursue other acquisitions or commercial activities because the Company is re-evaluating its business strategy in light of the investigation of HMCS. Accordingly, any investor engaged in an investment decision to purchase the Company's stock does so entirely at its own risk.

SLIDE VIEW

Through our wholly-owned subsidiary, Slide View, we own the Slide View laptop notebook computer design, X-panel(TM). Slide View, is the sole beneficial owner of US Patent numbers 6,532,146 and 6,667,877, covering two versions of piggy-backed, side-by-side monitor screens in a laptop. In one version, two or three screens are stored in the main screen's housing. In another version, two or three screens are separable, snapping on or off the first screen's housing. The two patents combined provide Slide View with exclusive rights on the only fully retractable dual or triple side-by-side monitor screens on a laptop.

SLIDE VIEWS PATENTS AND DESIGNS

Slide View's X-Panel TM is protected by US patents under US 6,532,146 and US 6,667,877 with foreign patents pending. These patents describe its multi-display laptop computer and peripheral device design with multi-lateral slide-out display panels. These exclusive patent rights cover two versions of piggybacked, side-by-side monitor screens for laptop computers. The first version would provide for a second and third screen to be stored in the main screen's housing, while the second version would provide for the second and third screen to be separable, such that it could be snapped on or off the main screen's housing. The Company believes that these two patents combined will give the Company exclusive rights to the only fully retractable dual or triple side-by-side monitor screens for laptop computers.

Slide View plans to go through three stages to develop this project: Prototype, Tooling and Molding of products out of the X-panel(TM) design prior to any production and sales of these products. The Company has authorized Slide View's officers to begin a plan to engage a Prototype Design and Engineering Service Provider in California or within the United States to produce the Prototype.

INDUSTRY

Slide View believes that there are significant market forces driving the business opportunities for the commercialization of the X-Panel(TM). Slide View's management addresses the Flat Panel Display (FPD) category, with sales estimate of $42.3 billion in 2003. FPD Industry sales forecasts have been estimated at $59.1 billion in 2004 and $76.5 billion in 2005. Expectations regarding projected consumer spending in the computer hardware market continue to remain positive. Industry experts recently reported that they expect the computer hardware and peripheral equipment category to be one of the fastest growing categories within the consumer products industry, growing at a Compound Annual Growth Rate (CAGR) of 20% through 2009E. [SOURCE: IDC, FORECASTS DOUBLE-DIGIT PC GROWTH THROUGH 2005, MARCH 11, 2004; CIBC EQUITY RESEARCH REPORTS, 2005 OUTLOOK FOR FPD MARCH 9, 2004; CITIGROUP SMITH BARNEY EQUITY RESEARCH REPORT, PC HARDWARE FEBRUARY 10, 2004

PRODUCT AND FEATURES

The X-PanelTM architecture allows home or professional laptop users to perform unlimited amount of multi-screen tasks. The following examples summarize a few of what you can do with our patented multi-screen laptop or peripheral add-on monitor.

*        Office Software User
         YOU CAN EDIT A WORD DOCUMENT IN FULL SCREEN AND DRAG & DROP INFORMATION FROM AN EXCEL OR POWERPOINT DOCUMENT WITHOUT SWITCHING BETWEEN PROGRAM WINDOWS. MOREOVER, YOU CAN STRETCH YOUR EXCEL SPREADSHEET OVER BOTH DISPLAYS TO MAXIMIZE THE COLUMNS OF THE WORKSHEET.

*        Software Developers
         YOU CAN TRACK YOUR CODES ON ONE SCREEN WHILE DISPLAYING LIBRARIES, MANUALS, USER INTERFACE OR DEBUG INFORMATION ON THE OTHER SCREEN.

*        Software Trainees
         YOU CAN RUN THE SOFTWARE YOU WISH TO LEARN IN FULL SCREEN AND VIEW THE TUTORIAL FILES ON THE SECOND SCREEN WITHOUT SWITCHING BACK AND FORTH BETWEEN THEM.

*        Web Designers
         YOU CAN WORK WITH YOUR WEBSITE EDITOR ON THE MAIN SCREEN WHILE HAVING FULL LAYOUT CONTROL OF THE WEB PAGE PREVIEW ON THE SECOND SCREEN THAT MATCHES EXACTLY WHAT A USER WOULD SEE IN SAME RESOLUTION AND SCREEN SIZE.

*        Graphic Designers
         YOU CAN GAIN AMPLE WORKSPACE FOR YOUR GRAPHICS BY PLACING TOOLBOXES, COLOR PALETTES OR CLIPART LIBRARIES ON THE SECONDARY DISPLAY.

*        CAD Engineers
         YOU CAN VIEW A COMPLETE DETAIL DRAWING BY MAXIMIZING THE CAD APPLICATION WINDOWS BY STRETCHING ACROSS ALL YOUR SCREENS. YOU MAY ALSO GAIN MORE WORKSPACE BY PLACING TOOLBOXES, COLOUR PALETTES OR CLIPART LIBRARIES ON THE SECONDARY DISPLAY.

*        Medical Professionals
         YOU CAN VIEW AND COMPARE PATIENTS' OLD AND NEW X-RAY PICTURES SIDE BY SIDE ON BOTH SCREENS. ALSO, YOU CAN VIEW AN X-RAY PICTURE ON THE LEFT SCREEN, WHILE COMPARING THE PATIENT'S MEDICAL RECORD DOCUMENT ON THE OTHER SCREEN SIMULTANEOUSLY.

*        Financial Analysts
         YOU CAN VIEW, STUDY AND COMPARE REAL-TIME STOCK CHARTS ON ONE SCREEN WHILE PLACING YOUR BUY/SELL ORDERS TO YOUR ONLINE BROKERS ON THE OTHER SCREEN.

INITIAL MERGER OF HYUNDAI MULTICAV COMPUTER SHANGHAI CO., LTD.

As stated above, the Company has rescinded a merger agreement entered into on April 5, 2004, with HMCS. The rescission is effective as of December 28, 2004. Under original terms of the merger, the Company acquired all of the outstanding capital shares of HMCS in exchange for the Company's issuance of 51 million shares of the Company's common stock. The Company did not expend cash in the transaction except to pay customary and reasonable legal fees and due diligence fees, and the Company had intended to continue operation of HMCS, as a wholly owned subsidiary of AP Henderson Group, with its existing management. The Company had also intended to utilize the acquired assets and operations of HMCS to manufacture and sell our patented multi-screen Slide View laptop notebook computer design, X-panel(TM).

The purchase price for HMCS was determined in arms'-length negotiations between AP Henderson Group and representatives of HMCS. Neither AP Henderson Group nor any of our directors or officers were affiliated with or had a material relationship with HMCS prior to the merger agreement.

After the close of the merger agreement, the sellers owned in the aggregate 55.14% of the Company's outstanding common shares, with Jeffery Co owning 41 million restricted shares, Lanman Hong owning 3 million restricted shares, and third parties owning collectively 7 million shares in consideration of their promise to pay certain expenses of the merger. As of the date of the Board's rescission action, Hong's and Co's shares were cancelled, as well as the shares of the third parties. The merger agreement between HMCS and the Company called for HMCS providing the Company with accurate financial information and appropriate due diligence. The Company disclosed in its Form 8-K Report of April 5, 2005, and consistently in its subsequent reports, that at the time of the execution of the Merger Agreement, the Company has not been apprised of the complete details of HMCS's business nor of possible liabilities associated with its business. The Company also apprised in the Form 8-K Report of December 16, 2004 and consistently in its subsequent reports that any person relying on or using in any manner the information contained in this 10KSB in regards to HMCS in making an investment decision with respect to the common stock of the Registrant or for any other purpose does so at his, her or its own risk.

EMPLOYEES

Donald Sprague has an employment agreement to serve as a vice president of the company. Erik Nelson provide services to AP Henderson on a consulting basis. Christopher MacDonald provides services to Slide View on a consulting basis.

                                  RISK FACTORS

--------------------------------------------------------------------------------
The risks listed below should be carefully considered prior to purchasing our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks occur, our business, financial condition, or results or operations could be adversely affected in a material manner. The trading of our common stock could decline, and you may lose all or part of your investment. You should purchase our common stock only if you can afford to lose your entire investment.
--------------------------------------------------------------------------------

RISK FACTORS RELATED TO AP HENDERSON AS A WHOLE

WE ARE A DEVELOPMENT STAGE COMPANY WITH A GOING CONCERN OPINION. WE HAVE LIMITED ASSETS AND NO REVENUES. WE CANNOT CERTIFY TO THE STATEMENTS OF INCOME, RETAINED EARNINGS AND CASH FLOWS BECAUSE WE CANNOT OBTAIN THE BOOKS AND RECORDS OF TWO FORMER SUBSIDIARIES

In January 2004, we acquired Slide View Corp., a pre-revenue development stage company engaged in the design and development of the Slide View laptop notebook computer design, X-Panel(TM). We are currently exploring various strategies for the commercialization of the Slide View patents and for restructuring Slide View. We had planned to manufacture the X-Panel(TM) through an acquisition of HMCS, a Chinese manufacturer of computers and computer components, but our Board rescinded that Merger Agreement as a result of inaccurate financial and operational information provided to us by HMCS' officers. Because of the limited time that has transpired since our discovery of this conduct by HMCS' officers and our rescission of the merger agreement, we are only now reformulating a plan for the Slide View subsidiary. We have no other operations, no revenues, and our ability to remain as a going concern has been questioned by our accountant's going concern opinion. Our accountant further more cannot verify the income
(loss) on discontinued operations or gain (loss) on the disposal of our foreign subsidiaries through the rescission of their respective merger agreements in 2004, accordingly cannot express an opinion on the statements of income, retained earnings and cash flows years ended December 31, 2004 and 2003.

WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO CARRY OUT ANY REVISED PLAN OF OPERATIONS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED.

We are substantially revising our business strategy, and anticipate that we will need to raise a minimum of $2,000,000 over the next twelve months to remain as a going concern. Until our Board redevelops our strategy, we can not estimate the upper parameters of our funding needs. Given the uncertainties of our business plan we have no assurance that we will be able to raise any capital during this time.

With respect to Slide View, whether Slide View remains as our operating subsidiary or is spun off into a separate corporation, we believe that Slide View will need at least $1,000,000 of additional working capital in order to fund its proposed operations over the next 12 months, including net losses, as it endeavours to build revenues, grow its business and achieve profitability. Failure to raise such funds may jeopardize Slide View as a going concern. There are no commitments on the part of anyone to provide us or Slide View with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to continue as a going concern may be jeopardized.

OUR CURRENT MANAGEMENT HAS NO PRIOR EXPERIENCE IN EITHER OF OUR INTENDED AREAS OF OPERATIONS. WE HAVE NO ASSURANCE THAT WE CAN RETAIN KEY EMPLOYEES.

We either intend to pursue the manufacture and sale of our Slide View laptop notebook computer design, X-panel(TM), through our wholly-owned subsidiary, Slide View Corp. or to spin the Slide View assets into a separate corporation with separate management. We have no prior experience in the manufacture or sale of computer peripherals such as the X-panel(TM)l or in the design, manufacture, and marketing of computer hardware, computer peripheral equipment and consumer electronic products. As we have only begun an investigation of the merits of spinning off the Slide View assets, we cannot identify who might be management candidates and what level of experience they would have with respect to the above mentioned areas. Nor can we give assurance of any ability to retain key employees, as we need to raise capital to pay salaries and consulting fees.

WE HAVE NO ACTIVE TRADING MARKET.

Our common shares are traded on the OTC Bulletin Board under the symbol "APHG." On June 21, 2005, the last reported sale price of the common stock on the OTC Bulletin Board was $0.02 per share. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

WE ARE MATERIALLY REVISING OUR BUSINESS STRATEGY AND STRUCTURE IN LIGHT OF THE RESCISSIONS OF THE HMCS AND JINGBO ASSET MERGERS, AND ALSO WITH RESPECT TO THE ASSETS OF SLIDE VIEW, AND WE DO NOT KNOW WHAT THE OUTCOME OF THIS REVISION WILL BE. ACCORDINGLY THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH THIS UNCERTAINTY. IF WE DO CONTINUE TO GROW THROUGH MERGERS AND ACQUISITIONS, AND JOINT VENTURES, THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH THIS BUSINESS STRATEGY.

We are currently investigating a possible restructuring of the Company, including a spin-off of the Slide View assets into a separate company with a shareholder structure parallel to that of the Company. We are currently preparing to file significant federal and legal charges in United States federal court against Jeffrey Co and Lanman Hong as a result of actions with respect to HMCS. Until this lawsuit is resolved, we will pursue strategies in the interest of best protecting our shareholders. We have no assurance of any legal outcome with respect to such law suit which may be prolonged and costly. However, because of the uncertainties surrounding the legal outcomes of this lawsuit, we have no assurance that the Company will be able to enter into further mergers, acquisitions or joint ventures until resolution of any lawsuit against Co and Hong. Further, although we are exploring the spin-off of the Slide View assets as a way to protect our shareholders and to ultimately commercialize the Slide View patents, we cannot assure that such a spin-off will occur or that if it does, that the Slide View spin-off will be able to raise sufficient capital to exploit financially its patents.

As we are still investigating possible acquisition and joint ventures, our ability to grow through acquisitions and joint ventures will depend on the availability of suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the degree of candor the acquisition candidate has with respect to its financials and operations, the availability of financing to complete larger acquisitions or joint ventures as well as our ability to obtain any required governmental approvals. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure you that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management and other resources.

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

RISK FACTORS RELATED TO MULTICAV COMPUTER SHANGHAI, CO., LTD. RESCISSION AND ANTICIPATED LITIGATION AGAINST JEFFREY CO AND LANMAN HONG.

Based upon the Company's internal investigation and an investigation conducted by an independent auditor, the Board concluded that Co and Hong had provided inaccurate information to the Company regarding the financial statements and operations of HMCS. As a result the Board has rescinded the merger agreement. Although the Board intends the Company to litigate against Hyundai MultiCAV, Jeffrey Co and Lanman Hong to the fullest possible extent under United States federal and state law in United States federal court, there can be no assurance that the Company will be successful in its claims. An adverse ruling against the Company could materially impair its ability to continue as a going concern.

Further, although the Company and the Board are acting in good faith in pursuing such litigation and believe under the circumstances that the Company is entitled to substantial damages from Hyundai MultiCAV, Co and Hong, the possibility of an adverse ruling against the Company also raises the possibility of monetary damages against the Company. Any judgment of damages against the Company could place the Company in bankruptcy and/or materially affect operations. Further the effect of Chinese law or proceedings on any such litigation is presently unclear. We have no assurance that we will be able to enforce or obtain remedies in China or that Chinese law will respect actions taken pursuant to United States corporate and business law principles The inability to enforce, rescind or obtain remedies in China may have a material adverse impact on our operations.

RISK FACTORS RELATED TO THE SLIDE VIEW BUSINESS

SLIDEVIEW IS IN THE DEVELOPMENT STAGE AND NEEDS SIGNIFICANT CAPITAL TO COMMERCIALIZE ITS PRODUCT. SLIDE VIEW FACES SIGNIFICANT COMPETITION WHICH COULD REDUCE ITS OPPORTUNITIES FOR MARKET SHARE AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Slideview is currently developing a prototype for the Slide View X-Panel(TM) and needs significant capital commercialize its product and bring it to market. Slide View X-Panel(TM) product is competitive with a number of computer hardware and computer peripheral equipment suppliers in its targeted markets. The Company's principal competition comes from Acer, Apple, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, Hitachi, IBM, NEC, Sony, Toshiba, and others. These large-cap companies command the majority of the multi-billion dollar consumer electronics sales channel. In addition, a number of these companies were early pioneers of consumer electronics products and enjoy significant brand recognition. Accordingly we have no assurance that any commercialization of the X-Panel will succeed.

SLIDE VIEW MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE ITS PRODUCT AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE AS A RESULT OF OUR PATENTS.

We own the Slide View laptop notebook computer design, X-panel(TM) and our wholly-owned subsidiary, Slide View Corp., is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877 for its innovative multi-display laptop computer and peripheral device design with multi-lateral slide-out display panel(s). There can be no assurance, however, that such patents will meaningfully protect Slide View's operations from competitors.

ITEM 2. PROPERTIES.

Our executive offices in the United States are located in Atlanta, Georgia and consist of approximately 500 square feet, which we lease for a nominal amount on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

OPTIMA

The Company has settled a lawsuit filed in Superior Court of the State of California against the Company (Case #BC312939) by Optima Trust for $14,500. The original claim by Optima Trust was for $102,000.

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

HMCS RESCISSION

The Company is currently preparing to file a law suit in United States federal court against HMCS and its officers, Jeffrey Co and Lanman Hong, regarding inaccurate information provided to the Company regarding HMCS' financial condition and operations both prior and subsequent to the merger.

Although the Company believes its claims against HMCS and its officers to be meritorious, the legal outcome of any lawsuit carries substantial uncertainty, and no reliance should be made by any investor upon any potential outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

Our common stock trades on the OTC Bulletin Board under the symbol APHG. The last sale price of our common stock on June 21, 2005 was $0.02. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock. The range of the high and low bid prices are shown below. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Our common stock did not commence trading on the OTC Bulletin Board until January 14, 2003.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2004
----------------------------------------------

                                                              HIGH        LOW

Quarter Ended December 31, 2004                              $0.75       $0.16
Quarter Ended September 30, 2004                             $1.55       $0.53
Quarter Ended June 30, 2004                                  $1.50       $1.02
Quarter Ended March 31, 2004                                 $5.35       $1.30

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003
----------------------------------------------

                                                              HIGH        LOW

Quarter Ended December 31, 2003                              $5.15      $4.50
Quarter Ended September 30, 2003                             $5.70      $5.05
Quarter Ended June 30, 2003                                  $5.75      $3.35
Quarter Ended March 31, 2003                                 $1.75        .05

HOLDERS OF COMMON EQUITY.

         As of March 31, 2005, there were approximately 461 shareholders of record of our common stock.

DIVIDEND INFORMATION.

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

EQUITY SECURITIES SOLD WITHOUT REGISTRATION.

         During the fiscal year ended December 31, 2004, we conducted the following sales of unregistered shares of our securities.

In consideration of the HMCS merger, the Company issued Jeffrey Co and Lanman Hong, 41 million and 3 million shares respectively of the Company's unregistered common stock. The Board of Directors of the Company cancelled all of these shares and rescinded their issuance on March 14, 2005, as a result of the investigation of the HMCS merger.

Xian Le Ma and Yan Quan Wang were issued 4 million shares and 1 million shares respectively of the Company's common stock in connection with the lease of an 83,888 square meter (902,962 square foot) factory building in Binzhou, Shandong, China to HMCS. Upon the rescission of the HMCS merger, Mr. Ma and Wang returned their shares to the Company and they were cancelled.

The Company entered into the Stock Purchase Agreement with Seaside Investments PLC, a private unrelated London investment company on September 2004 to sell 10,200,000 unregistered shares of the Company's voting common stock at $0.90 per share with a 5% commission payable to Hunter Wise of an additional 510,000 shares. The Company and Seaside subsequently and mutually agreed to terminate the Stock Purchase Agreement, and the 10,200,000 and 510,000 shares of the Company's voting stock which had been issued into escrow, were returned to the Company and cancelled.

The Company issued 20,539 shares of unregistered restricted shares of voting common stock in exchange for equity research and investor relation services as follows: Michael Sakrida 858 shares; James E. McDowell 858 shares; Omni Capital Corp. 1717 shares; The Research Work ) 8,839 shares; Michael A. Mulshine 8,267 shares.

SECTION 15(g) OF THE EXCHANGE ACT

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated hereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6. PLAN OF OPERATIONS.

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.
--------------------------------------------------------------------------------

THE COMPANY

AP Henderson Group is restructuring in light of the rescission of two merger agreements which the Company entered into in 2003 and 2004, respectively. The Company is investigating the possibility of a spin-off of its Slide View subsidiary into a wholly independent corporation which will have a shareholder base substantially parallel to that of the Company, and whose stock would be registered under the federal securities laws. The Company acquired Slide View in January 2004. Slide View is the sole beneficial owner of US Patent number 6,532,146 and 6,667,877, covering two versions of piggy-backed, side-by-side monitor screens in a laptop. These patents represent substantially all of Slide View's assets.

AP Henderson has virtually no other assets, other than Slide View's assets. AP Henderson Group had no revenues for 2004. Its accountants have issued a going concern as well as a limited scope and disclaimed opinion. Whether AP Henderson Group will continue to pursue strategic mergers and acquisitions will depend in large part upon the outcome of expected litigation against HMCS and its officers, Jeffrey Co and Lanham Hong. If Slide View is spun-off into a separate company, it is the intention of the majority of shareholders of AP Henderson Group, who under a parallel structure in the "new Slide View" would become majority shareholders in the "new Slide View" to pursue the commercialization of Slide View's patents, the acquisition of manufacturing facilities and the development of international markets for Slide View's products. Under a "new Slide View" it is contemplated that the majority shareholders would also charge the "new Slide View's Board and management with seeking complementary product lines and technology revenue product opportunities for the "new Slide View" to enhance value for all shareholders.

Although such a spin-off of Slide View is being investigated, no plan has yet been adopted by the AP Henderson Board. Accordingly no reliance should be made to date by any investor that such a spin-off will occur. Further even if such a spin-off were to occur, the "new Slide View" will be a development stage company that will need to raise at least $10 million to accomplish its business plan. There can be no assurance that capital can be raised for Slide View whether it remains a subsidiary of the Company or whether it is spun-off into a separate entity. Accordingly there is substantial investment risk with respect either to AP Henderson Group or to any spin-off of Slide View.

PLAN OF OPERATIONS FOR SLIDE VIEW

Whether Slide View is retained as an operating subsidiary of the Company or spun-off into a separate corporation, the current plan is to further Slide View's operations by completing the prototypes of the patented X-PanelTM Series side by side monitor screens. Slide View intends to form key strategic manufacturing and licensing partnerships in order to expedite the leap to commercial production. Further, Slide View intends to build up distributing channels for the future Slide View marketplace and to expand sales and marketing activities.

In order to accomplish its plans, Slide View will need to identify and assemble an experienced and seasoned management team. Slide View plans to conduct research and development into improving the X-PanelTM Series multi-display laptop computers and multi-display add-on monitors to existing laptop computers. Slide View estimates the costs to continue its proposed operations to be a minimum of $1 million, and substantially more funds will be necessary for the manufacture and distribution of product. At this time, Slide View does not have the funds available to complete its plan. Management plans to raise capital through debt and the sale of our securities, however, there are no commitments on the part of anyone to provide us with any financing in any amount and there are no guarantees that such funds will be available on commercially reasonable terms, if at all. The inability to raise the required capital will greatly affect our chances for success.

The Board and majority shareholders of AP Henderson have directed the current management of Slide View to prepare and submit a detailed revised business plan for Slide View, and that work is in progress. The details of this plan which are material to investors, when completed and approved, will be disclosed in the Company's subsequent reports. No reliance should be made by any investor on any potential revised plan at this point.

ITEM 7.  FINANCIAL STATEMENTS.

                       KYLE L. TINGLE CPA, LLC LETTERHEAD




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Shareholders and Board of Directors
AP HENDERSON GROUP
(Formerly Magnolia Ventures, Inc.)
Los Angeles, California

I have audited the accompanying balance sheets of AP Henderson Group (formerly Magnolia Ventures, Inc.), (A Development Stage Enterprise), as of December 31, 2004, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003 and the period June 13, 1994 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

Except as discussed in the following paragraph, I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

I was unable to obtain audited financial statements or audit financial information supporting the Company's foreign subsidiary operations that were acquired and disposed of during the year as explained in Note I to the financial statements. I was unable to satisfy myself as to the income (loss) on discontinued operations or gain (loss) on the disposal of the subsidiaries in the rescission of the acquisition agreement. Accordingly, the scope of my work was not sufficient to enable me to express, and I do not express, an opinion on the accompanying statements of income, retained earnings, and cash flows for the year ended December 31, 2004 and 2003.

In my opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of AP Henderson Group (Formerly Magnolia Ventures, Inc.), (A Development Stage Enterprise) as of December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kyle L. Tingle


Kyle L. Tingle, CPA, LLC
Las Vegas, Nevada
June 20, 2005


                                  AP HENDERSON GROUP
                             (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2004

                                        ASSETS
Current assets
    Cash                                                                   $        --
    Other Investments                                                        9,180,000
                                                                           -----------
      Total current assets                                                   9,180,000
                                                                           -----------
Other intangible assets
    Patents                                                                      4,427
                                                                           -----------
Total assets                                                               $ 9,184,427
                                                                           ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                       $   208,641
    Accrued payroll liabilities, officer                                        38,500
    Due to related parties                                                     651,588
                                                                           -----------
      Total current liabilities                                                898,729
Commitments and contingencies                                                   14,000
                                                                           -----------
      Total liabilities                                                        912,729

Stockholders' deficit
    Preferred stock; $0.01 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                                --
    Common stock; $0.001 par value; 200,000,000 shares
      authorized, 52,212,028 shares issued and outstanding                      52,212
    Additional paid-in capital                                               9,709,674
    Accumulated deficit during development stage                            (1,490,188)
                                                                           -----------
      Total stockholders' deficit                                            8,271,698
                                                                           -----------

      Total liabilities and stockholders' deficit                          $ 9,184,427
                                                                           ===========


                    See Accompanying Notes to Financial Statements

                                          15





                                        AP HENDERSON GROUP
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Period from
                                                                                   June 13, 1994
                                                                                 (Date of inception)
                                          For the year ended  For the year ended      through
                                          December 31, 2004   December 31, 2003   December 31, 2004
                                           ---------------     ---------------     ---------------

Revenue                                    $          --       $          --       $          --

Operating expenses
    General and administrative                     760,405             646,935           1,453,569
                                           ---------------     ---------------     ---------------

      Total operating expenses                     760,405             646,935           1,453,569
                                           ---------------     ---------------     ---------------

Loss from operations                              (760,405)           (646,935)         (1,453,569)

Other income (expense)
    Interest income                                   --                  --                   656
                                           ---------------     ---------------     ---------------

      Total other income (expense)                    --                  --                   656
                                           ---------------     ---------------     ---------------

Loss before provision for income taxes            (760,405)           (646,935)         (1,452,913)

Provision for income taxes                            --                  --                  --
                                           ---------------     ---------------     ---------------

Net loss                                   $      (760,405)    $      (646,935)    $    (1,452,913)
                                           ===============     ===============     ===============

Basic and diluted loss per common share    $         (0.02)    $         (0.02)
                                           ===============     ===============

Basic and diluted weighted average
    common shares outstanding                   41,383,408          39,375,002
                                           ===============     ===============



                          See Accompanying Notes to Financial Statements





                                                         AP HENDERSON GROUP
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                          Accumulated
                                           Outstanding shares                                Additional  Deficit During   Total
                                        ------------------------   Preferred     Common        Paid-in    Development  Stockholders'
                                         Preferred     Common        Stock        Stock        Capital       Stage        Deficit
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------
Balance at June 13, 1994
   (Date of  inception)                          --           --  $        --  $        --   $        --  $        --   $        --

Issuance of common stock to founders,
  $0.001 per share                               --   39,375,002           --       39,375            --           --        39,375

Net loss                                         --           --           --           --            --      (39,499)      (39,499)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 1995                       --   39,375,002           --       39,375            --      (39,499)         (124)

Net loss                                         --           --           --           --            --           --            --
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 1996                       --   39,375,002           --       39,375            --      (39,499)         (124)

Net loss                                         --           --           --           --            --           --            --
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 1997                       --   39,375,002           --       39,375            --      (39,499)         (124)

Net loss                                         --           --           --           --            --           --            --
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 1998                       --   39,375,002           --       39,375            --      (39,499)         (124)

Net loss                                         --           --           --           --            --           --            --
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 1999                       --   39,375,002           --       39,375            --      (39,499)         (124)

Net loss                                         --           --           --           --            --      (31,295)      (31,295)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 2000                       --   39,375,002           --       39,375            --      (70,794)      (31,419)

Net loss                                         --           --           --           --            --       (5,056)       (5,056)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 2001                       --   39,375,002           --       39,375            --      (75,850)      (36,475)

Net loss                                         --           --           --           --            --       (6,998)       (6,998)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 2002                       --   39,375,002           --       39,375            --      (82,848)      (43,473)

Net loss                                         --           --           --           --            --     (646,935)     (646,935)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 2003                       --   39,375,002           --       39,375            --     (729,783)     (690,408)

Issuance of common stock for
  acquisition of Slide View Corp.                      2,104,013           --        2,104      (67,903)           --      (65,799)

Issuance of common stock for services                     23,043           --           23      112,312            --      112,335

Contribution of capital from
  former officers                                                                                36,975                     36,975

Issuance of common stock for
  purchase of securities in
  Seaside Investments PLC                        --   10,200,000           --       10,200    9,169,800            --    9,180,000

Issuance of common stock for
  commission fees related to
  Seaside Investments PLC                        --      510,000           --          510      458,490            --      459,000

Net loss                                         --           --           --           --            --     (760,405)    (760,405)
                                        -----------  -----------  -----------  -----------   -----------  -----------   -----------

Balance, December 31, 2004                       --   52,212,058  $        --  $    52,212   $ 9,709,674  $(1,490,188)  $8,271,698
                                        ===========  ===========  ===========  ===========   ===========  ===========   ===========


                                           See Accompanying Notes to Financial Statements





                                                     AP HENDERSON GROUP
                                                (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                            June 13, 1994
                                                                                                         (Date of inception)
                                                              For the year ended   For the year ended         through
                                                              December 31, 2004     December 31, 2003     December 31, 2004
                                                              -----------------     -----------------     -----------------

Cash flows from operating activities:
    Net loss                                                  $        (760,405)    $        (646,935)    $      (1,452,913)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
         Stock-based expenses                                           571,335                    --               571,335
    Changes in operating assets and liabilities:
      Increase in accounts payable and accrued liabilities               46,543               214,598               261,141
      Increase in due to related party                                  173,778               434,306               651,588
                                                              -----------------     -----------------     -----------------
           Net cash used by operating activities                         31,251                 1,969                31,151

Cash flow from investing activities:
    Acquisition of subsidiaries, net of cash                            (70,226)                   --               (70,226)
                                                              -----------------     -----------------     -----------------
           Net cash provided by financing activities                    (70,226)                   --               (70,226)
                                                              -----------------     -----------------     -----------------

Cash flow from financing activities:
    Proceeds from issuance of common stock                                   --                    --                 2,100
    Acquisition of
    Contribution of capital from former officers                         36,975                                      36,975
                                                              -----------------     -----------------     -----------------
           Net cash provided by financing activities                     36,975                    --                39,075
                                                              -----------------     -----------------     -----------------

Net increase in cash                                                     (2,000)                1,969                    --

Cash, beginning of period                                                 2,000                    31                    --
                                                              -----------------     -----------------     -----------------

Cash, end of period                                           $              --     $           2,000     $              --
                                                              =================     =================     =================

                                                              =================     =================     =================


                                       See Accompanying Notes to Financial Statements

                                                              18

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On January 20, 2004, the Company consummated an Agreement and Plan of Merger agreement whereby the Company acquired all of the outstanding capital stock of Slide View Corp. ("Slide View"), an Oklahoma corporation, in consideration 2,104,013 shares of the Company's common stock. Slide View had no ongoing operations and the transaction was treated as a capital acquisition, where no goodwill was recorded. The transaction was recorded at $4,427, the fair value placed upon the patents held by Slide View and $70,267 payables to officers. An additional 895,988 shares of the Company's common stock shall be issued to the former owners of Slide View Corp. subject to the achievement of certain equity financing and product development milestones. The purchase price for Slide View was determined in arms-length negotiations between the Company and representatives of Slide View Corp. Slide View Corp., based in Tustin, California, is engaged in developing peripheral computer LCD screen technologies to which its assets are comprised mainly of proprietary technologies and is considered a development stage enterprise since it has not yet commenced operations.

On April 5, 2004, the Company acquired all of the outstanding capital shares of Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") ("HMCS Transaction") in exchange for 51,000,000 shares of the Company's common stock. HMCS owns, among other assets, 13,253.53 square meters (142,659.81 square foot) industrial factory building, which is currently in production in Shanghai and 83,888 square meters (902,962 square foot) of factory building in Binzhou, Shandong, China. The merger agreement was conditioned upon the ongoing submission of accurate financial information. In December 2004, the Company had learned through certain investigations and review that fraudulent financial information had been submitted. Furthermore, it appeared certain forged documents were submitted with regards to the HMCS Transaction. As a result of these fraudulent and forged documents, the Company had rescinded the HMCS Transaction effective as of December 28, 2004.

The rescissions of the AP Ventures and HMCS acquisition transactions resulted in a disposition of businesses for both 2003 and 2004. The Company was unable to acquire the financial information for the Jingbo Chemical (Bo Xing) Company Limited, a foreign direct-owned company in the PRC, Jingbo Petrochemical Company Limited and Shandong Jingbo Agrochemical Company Limited in 2003 and Hyundai MultiCAV Shanghai, Ltd in 2004. As a result of not receiving information regarding these entities, the Company is not able to record discontinued operations or the disposition of the businesses.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the foregoing, the Company has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

GOING CONCERN - The Company incurred net losses of approximately $1,031,000 from the period of June 13, 1994 (Date of Inception) through December 31, 2004 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $1,031,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For years ended December 31, 2004 and 2003 and for the period from June 13, 1994 (Date of Inception) through December 31, 20043, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2004 and 2003.

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

The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended December 31, 2004 and 2003.

In March 2004, the company issued 23,043 shares of stock for the production of a research report. Based upon EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company used September 12, 2003 (contract date) for the measurement date of the transaction. The average weighted closing price for the five days prior to the contact date was used for determining compensation.


NOTE 2. STOCKHOLDERS' DEFICIT

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

PREFERRED STOCK - On February 8, 2000, the State of Nevada approved the Company's restated Articles of Incorporation which created a new class of serial preferred stock, with a par value of $0.01. The Company has authorized 25,000,000 shares of Serial Preferred Stock. No shares of Serial Preferred Stock have been issued as of December 31, 2004.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. INVESTMENTS

On September 22, 2004, the Company entered into the agreement with Hunter Wise and Seaside Investments, PLC ("Seaside") for the placement of 10,200,000 shares with a 5% finders fee of 510,000 shares. Seaside is a private company that issued $9,180,000 shares in exchange for the shares of the Company. The value of the private shares is recorded at cost.

Seaside is not a publicly traded company and does not have readily determinable fair value. The investment in Seaside is stated at cost and is categorized as Other Investments.

NOTE 4. INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $1,031,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2023, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. To the extent that net operating losses of approximately $1,031,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                       December 31, December 31,
                                                          2004         2003
                                                       ----------   ----------
Net operating loss carry forward & deferred
  tax assets                                           $1,490,000   $  730,000
Less: Valuation allowance for deferred tax assets       1,490,000      730,000
                                                       ----------   ----------

Net deferred tax assets                                $       --   $       --
                                                       ==========   ==========

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. SUBSEQUENT EVENTS

On March 21, 2005, The Board of Directors formally rescinded the Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") transaction effective on December 28, 2004, when alleged improprieties were uncovered. Due to the detainment of the CEO by the Chinese government, among other issues, no information was provided to the Company by Hyundai MultiCav. The 51,000,000 shares of the Company's common stock was rescinded and cancelled. The cancellation of the shares in the rescission of the Hyundai MultiCAV are reflected effective December 31, 2004.

In February 2005, the Company reviewed the transaction with Seaside and brokered by Hunter Wise. It was mutually agreed to rescind the issuance of stock. The shares from both Seaside Investments and Hunter Wise were returned to the Company on February 25, 2005 for cancellation and the Company's shares from Seaside were returned to Seaside from escrow.

                               AP HENDERSON GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. LITIGATION

Optima Trust, el al., v. A.P. Henderson Group, Inc., el al.
-----------------------------------------------------------

A lawsuit was filed in Superior Court of the State of California, For the County of Los Angeles, West District (Case # BC312939) against the Company. The Company entered into a contract with Optima Trust in September 2003 for services related to providing a research report. According to the contract, the Company was to pay OPTIMA 6,000 free trading common stock prior to the commencement of services and 6,000 free trading shares at the completion of the research report. The Company was also to pay 12% finders fee for any financing into the Company brought forth by OPTIMA. The total amount of compensation sought is $102,000. The parities entered into a Settlement Agreement Mutual and General Release where the Company will pay the principal of OPTIMA $14,000. Each party is responsible for their respective attorney fees. The company recorded $14,000 the settlement as a commitment as of December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

OFFICERS

     NAME              AGE               POSITION
---------------        ----      --------------------------------------------

Ming Han                44       Acting Chief Executive Officer and Director(1)

Erik A. Nelson          39       President and Director(2)

Wang Yan Quan           44       Acting Chief Financial Officer(3) and Director

Donald Sprague          57       Vice President, Secretary and Director

Han Ming                43       Director

Richard Henry           49       Director

Han Bao Cheng           42       Director

----------

(1) The Board of Directors formed an Acting Committee to carry out the Chief Executive Officer and Chief Financial Officer position of the Company following its dismissal of Jeffrey Co and Lanman Hong. Currently Mr. Han has been appointed Acting President. Director and Chief Executive Officer of the Company by the Acting Committee. Mr. Han replaced Jeffrey Co as President, Chief Executive Officer and Director who was removed by the Board on December 1, 2004. The Board removed Mr. Co after discovering material irregularities and discrepancies in the financial and operating information provided by Mr. Co to the Company in connection with the HMCS merger. Mr. Co had replaced Richard Henry as Chief Executive Officer and Director in May 2004. Richard Lui resigned as director on December 14, 2004 The Company reported this action in Form 8-K filed December 16, 2004.

(2) Mr. Nelson was appointed President and Director by the Board, effective March 14, 2005. Mr. Nelson was engaged by the Board as a consultant in January 2005 to assist in the investigation of the HMCS merger.

(3) Yan Quan Wang was appointed acting Chief Financial Officer of the Company by the Acting Committee, replacing Lanham Hong who was removed as Chief Financial Officer of the Company as a result of the investigation of the HMCS merger.

ERIK NELSON, PRESIDENT AND DIRECTOR

Mr. Nelson has served as the President of AP Henderson Group since March 14, 2005. Mr. Nelson is the President of Coral Capital Partners, Inc. a corporate consulting firm. Mr. Nelson has served on the Boards of Telemax Corp., and Boats Depot, Inc. Mr. Nelson is currently the Corporate Secretary and a member of the Board of Directors of Nocera, Inc., an international food processing corporation with subsidiaries in Italy and Uruguay. Mr. Nelson is a graduate of the University of Colorado with a Business Degree and an area of emphasis in finance.

MING HAN, ACTING CHIEF EXECUTIVE OFFICER AND DIRECTOR

Ming Han has served as Acting Chief Executive Officer of AP Henderson Group since December, 2004. Mr. Han has previously served as Vice President of Shenyang China City Group, a Limited Chinese Company from January 2002 to December 2003. He served as President of the International Business Department from December 2001 to January 2002. He served as Branch Manager of XinBei Sub Branch of Industrial Commercial Bank of China Shenyang Branch Bank from April 1996 to November 2001and served as General Manager of Industrial and Commercial Bank of China Shenyang Huanggu Branch Bank from June 1994 to June 1996.

YAN QUAN WANG, ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR

Yan Quan Wang, has served as Acting Chief Financial Officer and financial analyst for AP Henderson Group since December 2004. He also served as President for Westwheat, Inc., an Indiana corporation from January 2003 to October 2004; as President for SanFa Group Flour Company, a Limited Chinese company from April 1996 to October 2002; as President for Sanfa Group Heng Chuan Company, a Limited Chinese company from January 1994 to April 1996.

BAOCHENG HAN, DIRECTOR

Mr. Han was elected as director of AP Henderson Group as of July 23, 2004. Mr. Han had been serving as Vice President for Hyundai MultiCAV Computer Shanghai Co., Ltd. from September 2003 to present. Mr. Han was the assistant to Chief Executive Officer for Shanghai Longyi Co., Ltd. from September 1996 to September 2003. Prior to this position, Mr. Han served in the Army of People's Republic of China from November 1984 to September 1996.of 1996.

RICHARD HENRY, DIRECTOR

Mr. Henry was the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of AP Henderson Group from January 15, 2003 to July 25, 2004. Mr. Henry has served as President of American Home Furniture Industries, Inc., a manufacturer of home furniture, for the last ten years. Mr. Henry also serves as Chairman of the Board of Holland House Furniture Industries, Inc., a position he has held for three years, and President of Bally Leather (China) Industries, Inc., a position he has held for the last two years.

DONALD SPRAGUE, DIRECTOR

Mr. Sprague has served as a director of AP Henderson Group since May 2003. Mr. Sprague has been a private investor since December 2002. From 1998 to 2002, Mr. Sprague was a catastrophe adjustor with the National Catastrophe Adjustors Group.

KEY CONSULTANT OF SLIDE VIEW CORPORATION
CHRIS MCDONALD

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003, and certain representations from executive officers and directors, the Registrant is unaware that any required reports that have not been timely filed.

CODE OF ETHICS.

         We have not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company. At a later time, such a code of ethics may be adopted by the board of directors.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information relating to the compensation paid by us during the last three fiscal years to our officers, directors, and key employees

                                            Annual Compensation            Long term compensation
                                            -------------------        -------------------------------
                                                                         Awards     Awards      Payouts
                                                                       ---------- ----------     -----------
                                                Other                  Restricted Securities
Name and                                        Annual                    Stock     Options    LTIP    All other
Principal Position         Year   Salary($)    Bonus($)   Compensation  Awards(5)   /SAR(5)   payout  compensation
------------------         ----   ---------    --------   ------------  ---------   -------   ------  ------------
Richard Henry, President   2004      -0-           -0-         -0-         -0-          -0-      -0-        -0-
and Chief Executive        2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Officer                    2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Donald Sprague             2004      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Director and Vice
President                  2003      -0-           -0-         -0-         -0-          -0-       -0-        -0-
                           2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Daniel L. Duquette (1)     2004      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Key Consultant             2003     -$19,650-      -0-         -0-         -0-          -0-      -0-        -0-
                           2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-

Chris McDonald (1)         2004      -0-           -0-         -0-         -0-          -0-      -0-        -0-
Key Consultant             2003      -0-           -0-         -0-         -0-          -0-      -0-        -0-
                           2002      -0-           -0-         -0-         -0-          -0-      -0-        -0-

(1) Key consultants to Slide View. Mr. Duquette resigned from Slide-View following the merger with the Company in the first quarter of 2004.

EMPLOYMENT CONTRACTS.

         The Company has not entered into any written employment agreement with its former or current directors or officers. In May 2004, Donald Sprague entered into an employment contract with the Company for $60,000 per year to provide executive management services. To date, Mr. Sprague has deferred receipt of any payment from the Company under this employment contract. Erik Nelson is currently negotiating a consulting contract with the Company for cash and equity consideration. He is presently entitled to 250,000 shares of Company common stock per quarter.

OTHER COMPENSATION.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of t April 12, 2005 (issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.

-------------- ---------------------------------- ---------------------------- ------------------
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF     PERCENT OF CLASS
                            OWNER (1)                   BENEFICIAL OWNER

-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock          Richard Henry (2)                    15, 329,000                37%

-------------- ---------------------------------- ---------------------------- ------------------
                      Donald Sprague (3)                     2,897,225                 7.0%
 Common Stock
-------------- ---------------------------------- ---------------------------- ------------------

 Common Stock             Han Bae Yue                        3,364,438                 8.1%
-------------- ---------------------------------- ---------------------------- ------------------

 Common Stock           Erik Nelson (4)                       250,000                  0.6%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock          Bao Cheng Han (5)                         0                       0%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock            Ming Han (6)                        1.515.500                 3.6%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock          Yan Quan Wang (7)                     1,197,606                 2.9%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock      Christopher MacDonald(8)                   626,250                  1.5%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock           Richard Lui(9)                     2,330,332(10)               5.6%
-------------- ---------------------------------- ---------------------------- ------------------
 Common Stock        The Langley Fund                     10,000,000(11)                24%
-------------- ---------------------------------- ---------------------------- ------------------

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.
(2)      Richard Henry is a director of the Company
(3) Donald Sprague is a director of the Company and Vice President and Secretary.
(4)      Erik Nelson is President and Director of the Company.
(5)      Bao Cheng Han is a director of the Company
(6)      Ming Han is Chief Executive Officer and a director of the Company.
(7)      Yan Quan Wan is Chief Financial Officer and a director of the Company
(8) Christopher Mac Donald is the President of Slide-View. He succeeded Daniel Duquette who departed Slide-View following its merger with the Company in the first quarter of 2004.
(9) Richard Lui voluntarily resigned as a director of the Company in December 2004.
(10) Richard Lui directly holds 1,488,457 shares of common stock of the Company. Mr. Lui indirectly controls 277, 875 shares of common stock through his wife, Amy Wang, and 564,000 shares through his parents, Chaun and Mui Hoo Lui.
(11) The Langley Fund is a diversified investment fund located in the United Kingdom.

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

         Jeffrey Co received 41 million shares of unregistered voting common stock, and Lanman Hong received 3 million shares of unregistered voting common stock in consideration of the HMCS merger transaction. Mr. Co's and Ms. Hong's shares have been cancelled in their entirety in consideration of the Board's rescission of the merger.

         Xian Le Ma, Bao Cheng Han and Yan Quan Wang, were issued respectively, 4 million shares, 2 million shares and1 million shares of the Company's common stock in connection with payment of expenses and taxes for the lease of an 83,888 square meter (902,962 square foot) factory building in Binzhou, Shandong, China to HMCS. Upon the rescission of the HMCS merger, Mr. Ma and Wang returned their shares to the Company and they were cancelled. Richard Henry was the President of the entity which had authority to lease the factory building to HMCS.

         On September 22, 2004, the Company entered into a Stock Purchase Agreement with Seaside Investments PLC for 10,200,000 shares of voting common stock at $0.90 per share and a commission fee to Hunter Wise of 510,000 shares. By mutual agreement of the parties, the Stock Purchase Agreement was rescinded, and 10,200,000 and 510,000 shares of voting common stock which had been issued in escrow were also cancelled.

         On May 25, 2004, the Company entered into an employment agreement with Donald Sprague to provide executive management services with the Company at a fee of $60,000 per year payable in regular intervals. To date, Mr. Sprague has deferred receipt of compensation under this employment agreement. Mr. Sprague was initially issued 897,225 shares of founders' common stock in the Company. He also received in January 2005 an additional 2,000,000 shares of founders'stock which had been held in escrow by Richard Henry. Erik Nelson entered into a consulting contract with the Company under which he is initially entitled to 250,000 shares of unregistered common stock of the Company, and for every subsequent quarter for which he consults, he is entitled to an additional 250,000 shares of unregistered voting common stock. Mr. Nelson is currently in negotiation with the Company for a further consulting contract under which it is anticipated he will receive both cash and stock compensation.

         Chris MacDonald received 626,250 shares of unregistered voting common stock of the Company in exchange for his interest in Slide-View.

         For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

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

2.1 Agreement and Plan of Merger, dated January 20, 2004, by and among AP Henderson Group, Slide View Merger Corp. and Slide View Corp.(1)

2.2 Acquisition Agreement dated April 5, 2004 between AP Henderson Group and Hyundai MultiCAV Computer Shanghai Co., Ltd. (2)

2.3      Board of Directors Resolution of March 14, 2005 Rescinding  HMCS Merger
         (3)

2.4 Shareholder Consent Ratifying Board of Directors Resolution, dated March 5, 2005 (4)

5.1      Consent of Independent Auditor

21.1     List of Subsidiaries

31.1     Certification by Chief Financial Officer

32.1 Chief Executive Officer's Notice Regarding Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350



--------------------------------------------------------------------------------

(1) Incorporated by reference to Exhibit 99.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

(2) Incorporated by reference to Exhibit 99.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2004

(3) Incorporated by reference to Exhibit 2.1 to AP Henderson Group's Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2004.

(4) Incorporated by reference to Exhibit 1 to AP Henderson Form 8-K filed with the Securities and Exchange Commission on March 30, 2005,as amended on June 6, 2005.

(5) Incorporated by reference to Exhibit 2 to AP Henderson Form 8-K filed with the Securities and Exchange Commission on March 30, 2005, as amended on June 6, 2005

REPORTS ON FORM 8-K.

The Company filed the following reports on Form 8-K in the fourth fiscal quarter of 2004:

Form 8-K filed December 16, 2004 with the Securities and Exchange Commission.

ITEM 14.  CONTROLS AND PROCEDURES

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

Evaluation of disclosure, controls and procedures.
--------------------------------------------------

The Company and its Board of Directors are currently reevaluating the Company's disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.
--------------------------------------------------------------------------------

The Company and its Board of Directors are currently reevaluating the Company's internal controls over financial reporting in light of the rescission of the HMCS merger. The Company rescinded the merger after discovering that the HMCS subsidiary, headquartered in China, had reported inaccurate financial information to the Company regarding its operations and financial condition. Upon learning that inaccurate information had been reported, the Board of Directors immediately launched an investigation which is still ongoing), dismissed the responsible officers, and immediately reported these circumstances in Form 8-K, filed December 16, 2004. The Company views the HMCS situation as highly unusual, and is pursuing action against HMCS and its officers for breach of fiduciary duty, possible fraud and other misconduct. The Company's independent auditor is working with the Company to review and strengthen the Company's internal controls over financial reporting.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

         EXHIBITS AND REPORTS ON FORM 8-K

         For the last fiscal quarter of 2004, the Company filed the following Form 8-K Reports:

         AP Henderson Group Form 8-K filed with the Securities and Exchange Commission on December 16, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



AP HENDERSON GROUP


/s/ Han Ming
-------------------------
Han Ming, Chief Executive Officer and Director


/s/ Wang Yan Quan
-------------------------
Wang Yan Quan