Form 10QSB
period 2005-03-31
AP HENDERSON GROUP
filed 2005-07-01
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended: March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AP HENDERSON GROUP
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)
                         See Accountant's Review Report


                                     ASSETS


Current assets
    Cash                                                            $    62,430
                                                                    -----------
      Total current assets                                               62,430

Other intangible assets
    Patents                                                               4,427
                                                                    -----------

Total assets                                                        $    66,857
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                $   204,236
    Accrued payroll liabilites, officer                                  53,500
    Due to related parties                                              764,247
                                                                    -----------
      Total current liabilities                                       1,021,983
                                                                    -----------

      Total liabilities                                               1,021,983

Stockholders' deficit
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 41,502,058 shares issued and outstanding               41,502
    Additional paid-in capital                                        8,381,634
    Accumulated deficit during development stage                     (9,378,262)
                                                                    -----------
      Total stockholders' deficit                                      (955,126)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $    66,857
                                                                    ===========

          See Accompanying Notes to Consolidated Financial Statements


                                                  AP HENDERSON GROUP
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    MARCH 31, 2005
                                                     (UNAUDITED)
                                            See Accountant's Review Report


                                                                                                    Period from
                                                                                                    June 13, 1994
                                               For the three            For the three           (Date of inception)
                                                months ended             months ended                 through
                                               March 31, 2005           March 31, 2004             March 31, 2005
                                            --------------------      --------------------      --------------------
Revenue                                     $                 --      $                 --      $                 --

Operating expenses
    General and administrative                            46,824                    12,095                 1,500,393
                                            --------------------      --------------------      --------------------

      Total operating expenses                            46,824                    12,095                 1,500,393
                                            --------------------      --------------------      --------------------

Loss from operations                                     (46,824)                  (12,095)               (1,500,393)

Other income (expense)
    Interest income                                           --                        --                       656
    Loss on disposal of investments                   (7,905,000)                       --                (7,905,000)
    Other income                                          63,750                        --                    63,750
                                            --------------------      --------------------      --------------------

      Total other income (expense)                    (7,841,250)                       --                (7,840,594)
                                            --------------------      --------------------      --------------------

Loss before provision for income taxes                (7,888,074)                  (12,095)               (9,340,987)

Provision for income taxes                                    --                        --                        --
                                            --------------------      --------------------      --------------------

Net loss                                    $         (7,888,074)     $            (12,095)     $         (9,340,987)
                                            ====================      ====================      ====================

Basic and diluted loss per common share     $              (0.16)     $                 --
                                            ====================      ====================

Basic and diluted weighted average
    common shares outstanding                         48,166,058                39,375,002
                                            ====================      ====================

                             See Accompanying Notes to Consolidated Financial Statements


                                                          3


                                                         AP HENDERSON GROUP
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           MARCH 31, 2005
                                                             (UNAUDITED)
                                                   See Accountant's Review Report


                                                                                                         Accumulated
                                                                                                           Deficit
                                      Outstanding shares                                 Additional        During         Total
                                  -------------------------    Preferred     Common        Paid-in       Development   Stockholders'
                                  Preferred        Common        Stock        Stock        Capital          Stage         Deficit
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------
Balance at June 13, 1994
   (Date of  inception)                  --              --   $      --    $      --    $         --    $        --    $          --

Issuance of common stock to
  founders, $0.001 per share             --      39,375,002          --       39,375              --             --          39,375

Net loss                                 --              --          --           --              --        (39,499)        (39,499)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 1995               --      39,375,002          --       39,375              --        (39,499)           (124)

Net loss                                 --              --          --           --              --             --              --
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 1996               --      39,375,002          --       39,375              --        (39,499)           (124)

Net loss                                 --              --          --           --              --             --              --
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 1997               --      39,375,002          --       39,375              --        (39,499)           (124)

Net loss                                 --              --          --           --              --             --              --
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 1998               --      39,375,002          --       39,375              --        (39,499)           (124)

Net loss                                 --              --          --           --              --             --              --
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 1999               --      39,375,002          --       39,375              --        (39,499)           (124)

Net loss                                 --              --          --           --              --        (31,295)        (31,295)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 2000               --      39,375,002          --       39,375              --        (70,794)        (31,419)

Net loss                                 --              --          --           --              --         (5,056)         (5,056)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 2001               --      39,375,002          --       39,375              --        (75,850)        (36,475)

Net loss                                 --              --          --           --              --         (6,998)         (6,998)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 2002               --      39,375,002          --       39,375              --        (82,848)        (43,473)

Net loss                                 --              --          --           --              --       (646,935)       (646,935)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 2003               --      39,375,002          --       39,375              --       (729,783)       (690,408)

Issuance of common stock for
  acquisition of Slide View
  Corp.                                  --       2,104,013          --        2,104         (67,903)            --         (65,799)

Issuance of common stock for
  services                               --          23,043          --           23         112,312             --         112,335

Contribution of capital from
  former officers                        --              --          --                       36,975             --          36,975

Issuance of common stock for
  purchase of securities in
  Seaside Investments PLC                --      10,200,000          --       10,200       9,169,800             --       9,180,000


                             See Accompanying Notes to Consolidated Financial Statements


                                                          4


                                                         AP HENDERSON GROUP
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           MARCH 31, 2005
                                                             (UNAUDITED)
                                                   See Accountant's Review Report


                                                                                                         Accumulated
                                                                                                           Deficit
                                      Outstanding shares                                 Additional        During         Total
                                  -------------------------    Preferred     Common        Paid-in       Development   Stockholders'
                                  Preferred        Common        Stock        Stock        Capital          Stage         Deficit
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------
Issuance of common stock for
  commission fees related to
  Seaside Investments PLC                --         510,000          --          510         458,490             --         459,000

Net loss                                 --              --          --           --              --       (760,405)       (760,405)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, December 31, 2004               --      52,212,058   $      --    $  52,212    $  9,709,674    $(1,490,188)   $  8,271,698

Rescission of stock for
  services                               --        (510,000)         --         (510)        (63,240)            --         (63,750)

Recission of common stock
  related to
  Seaside Investments PLC                --     (10,200,000)         --      (10,200)     (1,264,800)            --      (1,275,000)

Net loss                                 --              --          --           --              --     (7,888,074)     (7,888,074)
                                  ----------  --------------  ----------   ----------   -------------   ------------   -------------

Balance, March 31, 2005                  --   $  41,502,058   $      --    $  41,502    $  8,381,634    $(9,378,262)   $   (955,126)
                                  ==========  ==============  ==========   ==========   =============   ============   =============

                                     See Accompanying Notes to Consolidated Financial Statements


                                                                 5


                                                   AP HENDERSON GROUP
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     MARCH 31, 2005
                                                       (UNAUDITED)
                                             See Accountant's Review Report



                                                                                                        Period from
                                                                                                        June 13, 1994
                                                         For the three         For the three        (Date of Inception)
                                                           months end           months ended             through
                                                         March 31, 2005        March 31, 2004          March 31, 2005
                                                       -----------------      -----------------      -----------------
Cash flows from operating activities:
   Net loss                                            $      (7,888,074)     $         (12,095)     $      (9,340,987)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based expenses                                        (63,750)                    --                507,585
     Loss on disposal of investments                           7,905,000                     --              7,905,000
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable
       and accrued liabilitie                                     (3,405)                11,705                257,736
     Increase in due to related parties                          112,659                    390                764,247
                                                       -----------------      -----------------      -----------------
         Net cash used by operating activities                    62,430                     --                 93,581
                                                       -----------------      -----------------      -----------------

Cash flow from investing activities:
   Acquisiton of subsidiaries, net of cash                            --                     --                (70,226)
         Net cash provided by financing activities                    --                     --                (70,226)
                                                       -----------------      -----------------      -----------------

Cash flows from financing activities:
   Change in common stock                                             --                     41                  2,100
   Acquistion of Contribution
    of capital from former officers                                   --                     --                 36,975
                                                       -----------------      -----------------      -----------------
                                                                      --                     41                 39,075
                                                       -----------------      -----------------      -----------------

Net increase in cash                                              62,430                     41                 62,430

Cash, beginning of period                                             --                  2,000                     --
                                                       -----------------      -----------------      -----------------

Cash, end of period                                    $          62,430      $           2,041      $          62,430
                                                       =================      =================      =================

Schedule of non-cash transactions:
   Acquired asset related to acquired business         $              --      $           4,427      $           4,427
                                                       =================      =================      =================
   Acquired liability related to acquired business     $              --      $         (70,267)     $         (70,267)
                                                       =================      =================      =================
Stock issued for services, 23,043 shares               $              --      $              --      $         112,335
                                                       =================      =================      =================
Return of stock issued for shares of Seaside
   Investments, Inc.,
   10,200,000 shares at $0.125 per share               $      (1,275,000)     $              --      $       7,905,000
                                                       =================      =================      =================
Return of stock issued for commission on Seaside
   Investments, Inc. transaction, 510,000
   shares at $0.125 per share                          $         (63,750)     $              --      $         395,250
                                                       =================      =================      =================

                               See Accompanying Notes to Consolidated Financial Statements


                                                           6

                               AP HENDERSON GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of AP Henderson Group (the "Company").

         The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of AP Henderson Group. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

         Going concern - The Company incurred net losses of approximately $9,377,000 from the period of June 13, 1994 (Date of Inception) through March 31, 2005 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

         The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.       SIGNIFICANT ACCOUNTING POILICIES
         --------------------------------

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

3.       DUE TO RELATED PARTIES
         ----------------------

         As of March 31, 2005, due to related parties totaling $814,247 consists of advances from the Company's Chief Executive
         Officer/Director/Stockholder and other shareholders for corporate expenses, including accrued salaries of $50,000. These advances are unsecured, bear no interest rate and due on demand.

4.       TRANSACTIONS DUE TO RESCISSION
         ------------------------------

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

         On March 21, 2005, The Board of Directors formally rescinded the Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS") transaction effective on December 28, 2004, when alleged improprieties were uncovered. Due to the detainment of the CEO by the Chinese government, among other issues, no information was provided to the Company by Hyundai MultiCav. 51,000,000 shares of the Company's common stock that had been issued in connection with the merger were rescinded and cancelled. The cancellation of the shares in the rescission of the Hyundai MultiCAV are reflected effective December 28, 2004.

         On September 22, 2004, the Company entered into agreements with Hunter Wise ("broker") and Seaside Investments, PLC ("Seaside") for the placement of 10,200,000 shares with a 5% finders fee of 510,000 shares to the broker. Seaside is a private company that issued $9,180,000 shares in exchange for the shares of the Company. The value of the private shares was recorded at cost as there is no determinable market value of the Seaside stock.

         In February 2005, the Company reviewed the transaction with Seaside for which a commission was to paid to the broker. It was mutually agreed to rescind the issuance of stock. The shares from Seaside and broker were returned to the Company on February 25, 2005 for cancellation and the Company's shares from Seaside were returned to Seaside from escrow. Seaside was not a trading company and did not have a determinable market value. The Company applied Accounting Principles Board Opinion #29 "Accounting for Nonmonetary Transactions" (APB #29) in valuing the transactions at the fair market value of the Company stock received. The weighted average stock price for the five day period preceding the transaction was $0.125, resulting in other income of $63,750 on the cancellation of the shares issued for the broker's fee and a loss of $7,905,000 in the exchange of the Seaside shares.

Item 2.  Management's Discussion and Analysis

Our sole current operations are through our one subsidiary, Slide View whose assets are the Slide View laptop notebook computer design, X-panel(TM) and two US patents, US Patent number 6,532,146 and 6,667,877 for its innovative multi-display laptop computer and peripheral device design with multi-lateral slide-out display panel(s). We must develop a prototype for the X-Panel(TM) before we can commercialize our patents.

Liquidity and Capital Resources

We currently do not have the liquidity and capital resources to develop and commercialize the Slide View patents and we do not have commitments for capital. We anticipate that we need to raise a minimum of $1 million dollars over the next 12 months to continue development of the prototype, and at least $3 million to $10 million to begin commercialization of the patents and sale of product.
We are currently evaluating a spin off of the Slide View assets into an independent entity, composed of a shareholder base substantially similar to that of the Company, which would be intended to be followed by a private capital raise. We have no assurance that either the Company or any such independent entity can raise the necessary capital for the commercialization of the Slide View patents.

Revenue and General, Service and Administrative Expense.

For the fiscal quarter ended March 31, 2005, we had no revenue. This compares to the fiscal quarter, ended March 31, 2004,in which we similarly had no revenue. For the fiscal quarter ended March 31, 2005, our general, service and administrative ("GSA") expenses were $46,824. This compares to $12,095 of such GSA expenses for the fiscal quarter ended March 31, 2004.

Rescission of two foreign subsidiaries

Although we attempted in 2003 and 2004 to acquire two companies in China as part of our business plan to leverage margins through offshore operations and to manufacture the X-Panel (TM) LCD screens for which Slide View holds the US patents, we have rescinded each of these cquisitions, as has been detailed in our Form 8-K Reports of December 16, 2004 and March 28, 2005, as amended on June 6, 2005 respectively, and as also set forth below. With respect to each of these attempted mergers, we were not provided accurate or reliable financial or operational information with respect to the merger candidates by their respective officers and directors. We have reported in our Form 8-K Reports that certain financial information in its Form 10Q dated August 23, 2004 and December 22, 2004, could no longer be relied upon.

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

Item 3  Controls and Procedures

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

Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2005, The Company issued 20,539 shares of unregistered restricted shares of voting common stock in exchange for equity research and investor relation services as follows: Michael Sakrida 858 shares; James E. McDowell 858 shares; Omni Capital Corp. 1717 shares; The Research Work ) 8,839 shares; Michael A. Mulshine 8,267 shares. The Company issued these shares in reliance on the exemption available under Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Removal of Directors
--------------------

During a special meeting of the Board of Directors held on March 14, 2005, the Board elected to remove Jeffrey Ho and Lanman Hong as directors of the Company, and to seek any necessary shareholder ratification of such action. On March 15, 2005, shareholders owning a majority of the outstanding common stock of the Company determined by consent in lieu of a shareholder's meeting, in accordance with 78.320 of the Nevada Revised Statutes of the Nevada Code, to remove Jeffrey Ho and Lanman Hong as directors of the Company. A Schedule 14C filing was made on March 28, 2005.

Appointment of Officers
-----------------------

During a special meeting of the Board of Directors held on March 14, 2005, and in accordance with Article 5 Section 5 of the Company's Bylaws, the Board determined to appoint Erik Nelson as a President of the Company. Mr. Nelson's compensation is under current negotiation with the Board.

Mr. Nelson is the President of Coral Capital Partners, Inc.. a corporate consulting firm. Mr. Nelson has served on the Boards of Telemax Corp., and Boats Depot, Inc. Mr. Nelson is currently the Corporate Secretary of, and serving on the Board of Directors of Nocera, Inc., an international food processing corporation with subsidiaries in Italy and Uruguay. Mr. Nelson is a graduate of the University of Colorado with a Business Degree and an area of emphasis in finance.

Appointment of Directors
------------------------

During a special meeting of the Board of Directors held on March 14, 2005, and in accordance with Article 3 Section 5 of the Company's Bylaws, the Board determined to appoint Erik Nelson as a director of the Company. Mr. Nelson will serve by appointment until the next annual meeting of shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

Exhibit #         Document
---------         --------

2.1 Acquisition Agreement dated April 5, 2004 between AP Henderson Group and Hyundai MultiCAV Computer Shanghai Co., Ltd. (1)

2.2      Board of Directors Resolution of March 14, 2005 Rescinding HMCS Merger
         (3)

2.3 Shareholder Consent Ratifying Board of Directors Resolution, dated March 15, 2005 (4)

31.1     Certification of Chief Financial Officer

31.2 Chief Executive Officer's Notice Regarding Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

(1) Incorporated by reference to AP Henderson Group's Form 8-K filed with the Securities and Exchange Commission on April 19, 2004.

(2) Incorporated by reference to AP Henderson Group Form 8-K filed with the Securities and Exchange Commission on March 28, 2005, as amended on June 6, 2005.

(3) Incorporated by reference to AP Henderson Group Form 8-K filed with the Securities and Exchange Commission on March 28, 2005,as amended on June 6, 2005.

(b) Reports on Form 8-K

         For the last first fiscal quarter of 2005, the Company filed the following Form 8-K Reports:

         AP Henderson Group Form 8-K filed with the Securities and Exchange Commission on March 28, 2005, as amended on June 6, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



AP HENDERSON GROUP


/s/ Han Ming
------------------------------------
Han Ming,
Chief Executive Officer and Director


/s/ Wang Yan Quan
------------------------------------
Wang Yan Quan