Form 10QSB
period 2005-06-30
AP HENDERSON GROUP
filed 2005-08-25
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended: June 30, 2005

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act.


                         Commission File Number: 0-31153


                               AP HENDERSON GROUP
                               ------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                 88-0355504
           ------                                                 ----------
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)


-----------------------------------------------                     -----
   (Address of principal executive offices)

                       950 EULALIA ROAD NE
                       CITY:                            ATLANTA
                       STATE:                           GA
                       ZIP:                             30319


       Registrant's telephone number, including area code: 404-816-9220


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 20, 2005 the Issuer had issued and outstanding 46,502,058 shares of common stock $.001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               AP HENDERSON GROUP
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)

                                     ASSETS


Current assets
    Cash                                                         $    42,415
                                                                 ------------
      Total current assets                                            42,415

Other intangible assets
    Patents                                                            4,427
                                                                 ------------

Total assets                                                     $    46,842
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                             $   217,666
    Accrued payroll liabilites, officer                               56,500
    Due to related parties                                           814,247
                                                                 ------------
      Total current liabilities                                    1,088,413
                                                                 ------------

      Total liabilities                                            1,088,413

Stockholders' deficit
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                        --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 41,502,058 shares issued and outstanding            41,502
    Additional paid-in capital                                     8,381,634
    Accumulated deficit during development stage                  (9,464,707)
                                                                 ------------
      Total stockholders' deficit                                 (1,041,571)
                                                                 ------------

      Total liabilities and stockholders' deficit                $    46,842
                                                                 ============


          See Accompanying Notes to Consolidated Financial Statements

                                                        AP HENDERSON GROUP
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                                                                     Period from
                                                                                                                    June 13, 1994
                                                       For the three   For the three  For the six   For the six  (Date of inception)
                                                       months ended    months ended  months ended   months ended       through
                                                       June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004    June 30, 2005
                                                       -------------  -------------  -------------  -------------    -------------
Revenue                                                $         --   $         --   $         --   $         --     $         --

Operating expenses
   General and administrative                                86,445         15,000        133,269         27,095        1,613,933
                                                       -------------  -------------  -------------  -------------    -------------

    Total operating expenses                                 86,445         15,000        133,269         27,095        1,613,933
                                                       -------------  -------------  -------------  -------------    -------------

Loss from operations                                        (86,445)       (15,000)      (133,269)       (27,095)      (1,613,933)

Other income (expense)
   Interest income                                               --             --             --             --              656
   Loss on disposal of investments                               --             --     (7,905,000)            --       (7,905,000)
   Other income                                                  --             --         63,750             --           63,750
                                                       -------------  -------------  -------------  -------------    -------------

    Total other income (expense)                                 --             --     (7,841,250)            --       (7,840,594)
                                                       -------------  -------------  -------------  -------------    -------------

Income (loss) before provision for income taxes             (86,445)       (15,000)    (7,974,519)       (27,095)      (9,454,527)

Provision for income taxes                                       --             --             --             --               --
                                                       -------------  -------------  -------------  -------------    -------------

Income (loss) before minority interests                          --             --             --             --
Income (loss) applicable to minority interest                    --             --             --             --
                                                       -------------  -------------  -------------  -------------    -------------

Net loss                                               $         --   $         --   $ (7,974,519)  $         --     $ (9,454,527)
                                                       =============  =============  =============  =============    =============

Basic and diluted loss per common share                $       0.00   $       0.00   ($      0.17)  $       0.00
                                                       =============  =============  =============  =============

Basic and diluted weighted average
   common shares outstanding                             41,502,058     92,502,058     46,653,598     71,739,508
                                                       =============  =============  =============  =============

                                   See Accompanying Notes to Consolidated Financial Statements

                                                                3

                                                        AP HENDERSON GROUP
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                           (UNAUDITED)


                                                                                                         Accumulated
                                          Outstanding shares                               Additional   Deficit During     Total
                                       ------------------------   Preferred      Common      Paid-in     Development   Stockholders'
                                       Preferred      Common        Stock        Stock       Capital        Stage        Deficit
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------
Balance at June 13, 1994
   (Date of  inception)                       --            --  $         --  $        --  $         --  $         --  $        --

Issuance of common stock to founders,
  $0.001 per share                            --    39,375,002            --       39,375            --            --       39,375

Net loss                                      --            --            --           --            --       (39,499)     (39,499)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 1995                    --    39,375,002            --       39,375            --       (39,499)        (124)

Net loss                                      --            --            --           --            --            --           --
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 1996                    --    39,375,002            --       39,375            --       (39,499)        (124)

Net loss                                      --            --            --           --            --            --           --
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 1997                    --    39,375,002            --       39,375            --       (39,499)        (124)

Net loss                                      --            --            --           --            --            --           --
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 1998                    --    39,375,002            --       39,375            --       (39,499)        (124)

Net loss                                      --            --            --           --            --            --           --
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 1999                    --    39,375,002            --       39,375            --       (39,499)        (124)

Net loss                                      --            --            --           --            --       (31,295)     (31,295)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 2000                    --    39,375,002            --       39,375            --       (70,794)     (31,419)

Net loss                                      --            --            --           --            --        (5,056)      (5,056)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 2001                    --    39,375,002            --       39,375            --       (75,850)     (36,475)

Net loss                                      --            --            --           --            --        (6,998)      (6,998)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 2002                    --    39,375,002            --       39,375            --       (82,848)     (43,473)

Net loss                                      --            --            --           --            --      (646,935)    (646,935)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 2003                    --    39,375,002            --       39,375            --      (729,783)    (690,408)

Issuance of common stock for
  acquisition of Slide View Corp.                    2,104,013            --        2,104       (67,903)           --      (65,799)

Issuance of common stock for services                   23,043            --           23       112,312            --      112,335

Contribution of capital from
   former officers                                                                               36,975                     36,975

Issuance of common stock for
  purchase of securities in
  Seaside Investments PLC                     --    10,200,000            --       10,200     9,169,800            --    9,180,000

Issuance of common stock for
  commission fees related to
  Seaside Investments PLC                     --       510,000            --          510       458,490            --      459,000

Net loss                                      --            --            --           --            --      (760,405)    (760,405)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, December 31, 2004                    --    52,212,058  $         --  $    52,212  $  9,709,674  $ (1,490,188) $ 8,271,698

Rescission of stock for services              --      (510,000)           --         (510)      (63,240)           --      (63,750)

Recission of common stock related to
  Seaside Investments PLC                     --   (10,200,000)           --      (10,200)   (1,264,800)           --   (1,275,000)

Net loss                                      --            --            --           --            --    (7,974,519)  (7,974,519)
                                       ---------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, June 30, 2005                        --    41,502,058            --       41,502     8,381,634    (9,464,707)  (1,041,571)
                                       ========== ============= ============= ============ ============= ============= ============

                                   See Accompanying Notes to Consolidated Financial Statements

                                                   AP HENDERSON GROUP
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                                 Period from
                                                                                                                June 13, 1994
                                                                    For the six           For the six        (Date of Inception)
                                                                    months ended          months ended             through
                                                                    June 30, 2005         June 30, 2004         June 30, 2005
                                                                     ------------          ------------          ------------
Cash flows from operating activities:
   Net loss                                                          $(7,974,519)          $   (27,095)          $(9,454,527)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock based expenses                                                (63,750)                   --               507,585
     Loss on disposal of investments                                   7,905,000                    --             7,905,000
   Changes in operating assets and liabilities:
     Increase in accounts payable and accrued liabilities                 13,025                27,136               301,261
     Increase in due to related parties                                  162,659                    --               814,247
                                                                     ------------          ------------          ------------
         Net cash used by operating activities                            42,415                    41                73,566
                                                                     ------------          ------------          ------------

Cash flow from investing activities:
   Acquisiton of subsidiaries, net of cash                                    --                    --               (70,226)
                                                                     ------------          ------------          ------------
         Net cash provided by investing activities                            --                    --               (70,226)
                                                                     ------------          ------------          ------------

Cash flows from financing activities:
   Change in common stock                                                     --                    --                 2,100
   Contribution of capital from former officers                               --                    --                36,975
                                                                     ------------          ------------          ------------
         Net cash provided by financing activities                            --                    --                39,075
                                                                     ------------          ------------          ------------

Net increase in cash                                                      42,415                    41                42,415

Cash, beginning of period                                                     --                 2,000                    --
                                                                     ------------          ------------          ------------

Cash, end of period                                                  $    42,415           $     2,041           $    42,415
                                                                     ============          ============          ============

Schedule of non-cash transactions:
   Acquired asset related to acquired business                       $        --           $        --           $     4,427
                                                                     ============          ============          ============
   Acquired liability related to acquired business                   $        --           $        --           $   (70,267)
                                                                     ============          ============          ============
Stock issued for services, 23,043 shares                             $        --           $        --           $   112,335
                                                                     ============          ============          ============
Return of stock issued for shares of Seaside
   Investments, Inc.,  10,200,000 shares at $0.90 per share          $(9,180,000)          $        --           $        --
                                                                     ============          ============          ============
Return of stock issued for commission on Seaside
   Investments, Inc. transaction, 510,000 shares at $0.90
   per share                                                         $  (459,000)          $        --           $        --
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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     GOING CONCERN - The Company incurred net losses of approximately $9,464,707 from the period of June 13, 1994 (Date of Inception) through June 30, 2005 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

     Recent Accounting Pronouncements
     --------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

3.   DUE TO RELATED PARTIES
     ----------------------

     As of June 30, 2005, due to related parties totaling $814,247 consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

4.   RESTATEMENT OF PRIOR PERIOD JUNE 30, 2004
     -----------------------------------------

     As a result of the Company rescinding its transaction with Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS"), as discussed in the December 31, 2004 10-KSB, the period ended June 30, 2004 has been restated. The originally reported activities related to Hyundai MultiCAV have been determined to be fraudulent and are not reflected in the statements of operations, statements of stockholders' deficit and statements of cash flows for the three and six months ending June 30, 2004.

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

Revenue and General, Service and Administrative Expense.

For the fiscal quarter ended June 30, 2005, we had no revenue. This compares to the fiscal quarter, ended June 30, 2004,in which we similarly had no revenue. For the fiscal quarter ended June 30, 2005, our general, service and administrative ("GSA") expenses were $ 165,900 This compares to $ 160,500 of such GSA expenses for the fiscal quarter ended June 30, 2004.

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

Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Erik Nelson will be issued 916,666 shares of restricted stock in August 2005 in consideration of a consulting contract. The Company will issue these shares in reliance on the exemption available under Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Resignation of Officers and Directors

Mr. Erik Nelson, President and Director of AP Henderson has reported his resignation, effective as of August 20, 2005, from both positions to pursue other engagements. Mr. Nelson took the Presidency and Directorship of the Company to help restructure APHG in 2005 and to engage in an internal investigation of the rescinded merger with HMCS. Mr. Nelson has been paid in full in accordance with a consulting contract that both parties have mutually agreed to terminate.
--------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

Exhibit #         Document
---------         --------
15       Letter on unaudited interim financial information

31.1     Certification of Chief Financial Officer

31.2 Chief Executive Officer's Notice Regarding Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350

 (b) Reports on Form 8-K

         For the last second fiscal quarter of 2005, the Company filed the following Form 8-K Reports:

None
                                       11

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