Form 10QSB
period 2005-09-30
AP HENDERSON GROUP
filed 2005-11-15
CIK 1096653

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended: September 30, 2005

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act.


                         Commission File Number: 0-31153


                               AP HENDERSON GROUP
                               ------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                 88-0355504
           ------                                                 ----------
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)


13155 E. Patrick Lane, Suite 13155, Las Vegas, NV                   89120
-------------------------------------------------                   -----
   (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: 512-260-5098


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 12, 2005 the Issuer had issued and outstanding ___________ shares of common stock $.001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AP HENDERSON GROUP
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)


                                     ASSETS

Current assets
    Cash                                                            $    25,892
                                                                    -----------
      Total current assets                                               25,892

Other intangible assets
    Patents                                                               4,427
                                                                    -----------

Total assets                                                        $    30,319
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                $   204,236
    Accrued payroll liabilites, officer                                  62,000
    Due to related parties                                              869,747
                                                                    -----------
      Total current liabilities                                       1,135,983
                                                                    -----------

      Total liabilities                                               1,135,983

Stockholders' deficit
    Preferred stock; $.001 par value; 25,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock; $.001 par value; 200,000,000 shares
      authorized, 41,502,058 shares issued and outstanding               41,502
    Additional paid-in capital                                        8,381,634
    Accumulated deficit during development stage                     (9,528,800)
                                                                    -----------
      Total stockholders' deficit                                    (1,105,664)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $    30,319
                                                                    ===========


          See Accompanying Notes to Consolidated Financial Statements

                                                         AP HENDERSON GROUP
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                        Period from
                                                                                                                       June 13, 1994
                                                                                                                         (Date of
                                              For the three      For the three     For the nine      For the nine       inception)
                                              months ended       months ended      months ended      months ended        through
                                              September 30,      September 30,     September 30,     September 30,     September 30,
                                                  2005               2004              2005              2004              2005
                                               ------------      ------------      ------------      ------------      ------------
Revenue                                        $         --      $         --      $         --      $         --      $         --

Operating expenses
   General and administrative                        64,093           476,041           197,362           503,136         1,678,026
                                               ------------      ------------      ------------      ------------      ------------

     Total operating expenses                        64,093           476,041           197,362           503,136         1,678,026
                                               ------------      ------------      ------------      ------------      ------------

Loss from operations                                (64,093)         (476,041)         (197,362)         (503,136)       (1,678,026)

Other income (expense)
   Interest income                                       --                --                --                --               656
   Loss on disposal of investments                       --                --        (7,905,000)               --        (7,905,000)
   Other income                                          --                --            63,750                --            63,750
                                               ------------      ------------      ------------      ------------      ------------

     Total other income (expense)                        --                --        (7,841,250)               --        (7,840,594)
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) before provision for
  income taxes                                      (64,093)         (476,041)       (8,038,612)         (503,136)       (9,518,620)

Provision for income taxes                               --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) before minority interests                  --                --                --                --                --
Inome (loss) applicable to minority
  interests                                              --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Net loss                                       $    (64,093)     $   (476,041)     $ (8,038,612)     $   (503,136)     $ (9,518,620)
                                               ============      ============      ============      ============      ============

Basic and diluted loss per common share        $       0.00            -$0.01            -$0.17      $       0.00
                                               ============      ============      ============      ============

Basic and diluted weighted average
   common shares outstanding                     41,502,058        92,502,058        46,653,598        71,739,508
                                               ============      ============      ============      ============


                                    See Accompanying Notes to Consolidated Financial Statements


                                                         AP HENDERSON GROUP
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (UNAUDITED)


                                                                                                         Accumulated
                                    Outstanding shares                                    Additional   Deficit During      Total
                                -------------------------     Preferred       Common        Paid-in      Development   Stockholders'
                                 Preferred      Common          Stock         Stock         Capital         Stage         Deficit
                                -----------   -----------    -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2004               --    52,212,058    $        --   $    52,212    $ 9,709,674    $(1,490,188)   $ 8,271,698

Rescission of stock for
  services                               --      (510,000)            --          (510)       (63,240)            --        (63,750)

Recission of common stock
  related to Seaside
  Investments PLC                        --   (10,200,000)            --       (10,200)    (1,264,800)            --     (1,275,000)

Net loss                                 --            --             --            --             --     (8,038,612)    (8,038,612)
                                -----------   -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2005              --    41,502,058             --        41,502      8,381,634     (9,528,800)    (1,105,664)
                                ===========   ===========    ===========   ===========    ===========    ===========    ===========


                                    See Accompanying Notes to Consolidated Financial Statements


                                                      AP HENDERSON GROUP
                                                (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                                                Period from
                                                                                                               June 13, 1994
                                                                                                                 (Date of
                                                                 For the nine           For the nine             inception)
                                                                 months ended           months ended              through
                                                                 September 30,          September 30,           September 30,
                                                                      2005                  2004                    2005
                                                               -----------------      -----------------      -----------------

Cash flows from operating activities:
    Net loss                                                   $      (8,038,612)     $        (503,136)     $      (9,518,620)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Stock based expenses                                               (63,750)               459,000                507,585
      Loss on disposal of investments                                  7,905,000                     --              7,905,000
    Changes in operating assets and liabilities:
      Increase in accounts payable and accrued liabilities                 8,595                 42,136                296,831
      Increase in due to related parties                                 214,659                     --                866,247
                                                               -----------------      -----------------      -----------------
           Net cash used by operating activities                          25,892                 (2,000)                57,043
                                                               -----------------      -----------------      -----------------

Cash flow from investing activities:
    Acquisiton of subsidiaries, net of cash                                   --                     --                (70,226)
                                                               -----------------      -----------------      -----------------
           Net cash provided by investing activities                          --                     --                (70,226)
                                                               -----------------      -----------------      -----------------

Cash flows from financing activities:
    Change in common stock                                                    --                     --                  2,100
    Contribution of capital from former officers                              --                     --                 36,975
                                                               -----------------      -----------------      -----------------
           Net cash provided by financing activities                          --                     --                 39,075
                                                               -----------------      -----------------      -----------------

Net increase in cash                                                      25,892                 (2,000)                25,892

Cash, beginning of period                                                     --                  2,000                     --
                                                               -----------------      -----------------      -----------------

Cash, end of period                                            $          25,892      $              --      $          25,892
                                                               =================      =================      =================


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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     GOING CONCERN - The Company incurred net losses of approximately $9,528,800 from the period of June 13, 1994 (Date of Inception) through September 30, 2005 and has not commenced its operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to identify a suitable business to commence or acquire. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

3.   DUE TO RELATED PARTIES
     ----------------------

     As of September 30, 2005, due to related parties totaling $869,747 consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

4.   RESTATEMENT OF PRIOR PERIOD JUNE 30, 2004
     -----------------------------------------

     As a result of the Company rescinding its transaction with Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS"), as discussed in the December 31, 2004 10-KSB, the period ended September 30, 2004 has been restated in which the activities related to Hyundai MultiCAV have been carved out.

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

Liquidity and Capital Resources

We currently do not have the liquidity and capital resources to develop and commercialize the Slide View patents and we do not have commitments for capital. We anticipate that we need to raise a minimum of $1 million dollars over the next 12 months to continue development of the prototype, and at least $3 million
o $10 million to begin commercialization of the patents and sale of product. We have currently entered into a letter of intent to spin off of the Slide View assets into an independent entity, composed of a shareholder base substantially similar to that of the Company, which would be intended to be followed by a private capital raise. We have no assurance that either the Company or any such independent entity can raise the necessary capital for the commercialization of the Slide View patents.

Revenue and General, Service and Administrative Expense.

For the fiscal quarter ended September 30, 2005, we had no revenue. This compares to the fiscal quarter, ended March 31, 2004,in which we similarly had no revenue. For the fiscal quarter ended September , 2005, our general, service and administrative ("GSA") expenses were $46,824. This compares to $12,095 of such GSA expenses for the fiscal quarter ended September , 2004.

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

The Company and its Board of Directors are currently reevaluating the Company's internal controls over financial reporting in light of the rescission of the HMCS merger. The Company rescinded the merger after discovering that the HMCS subsidiary, headquartered in China, had reported inaccurate financial information to the Company regarding its operations and financial condition. Upon learning that inaccurate information had been reported, the Board of Directors immediately launched an investigation which is still ongoing), dismissed the responsible officers, and immediately reported these circumstances in Form 8-K, filed December 16, 2004. The Company views the HMCS situation as highly unusual, and is pursuing action against HMCS and its officers for breach of duty, possible fraud and other misconduct. The Company's accountant is working with the Company to review and strengthen the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

N/A

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.  OTHER INFORMATION

On August 26, 2005 AP Henderson Group (APHG.PK) entered into a Letter of Intent with the new Slideview Corporation (" New Slideview ") of Nevada, a corporation independent of AP Henderson, to commercialize the Slideview patents currently held by AP Henderson's wholly owned subsidiary, Slideview Corp. of Oklahoma Slideview Corp. Slideview Corp.'s patents create an innovative multi-screen laptop notebook Computer screen design called "X-PANELS"(TM). The targeted closing date for the transaction is presently November 30th 2005. The Letter of Intent provides for the transfer of the Slideview patents to New Slideview. The closing of the transaction is subject to due diligence and review by each of the party's advisors and accountants and to shareholder approvals. The parties are currently revising the structure of the transaction to secure certain regulatory approvals. The Letter of Intent was reported on Form 8-K filed September 1, 2005, which is incorporated here by reference.

Under the Letter of Intent, each current shareholder of AP Henderson would be entitled to receive on a pro rata basis one share of the voting common stock of NewSlideview for each voting common share of AP Henderson owned at the time of the closing of the transaction. Each Shareholder of AP Henderson will also be entitled to receive one warrant to purchase the common stock of Slideview Corporation for each four shares of AP Henderson common stock owned at the time of the closing of the transaction. The strike price of the warrants shall be no lower than $0.50 and no higher than $1.25, as shall be determined in good faith by the Board of Directors of New Slide View. The New Slideview stock and warrants to be issued in consideration of this transaction may be issued into a trust or held in escrow for the benefit of AP Henderson stockholders pending registration of such stock with the Securities and Exchange Commission ("SEC") or pending a determination that such shares are exempt from registration with the SEC.

AP Henderson's Board of Directors believes the transactions approved in the Letter of Intent are in the best interests of AP Henderson shareholders because they will allow a better opportunity to raise capital to commercialize the Slideview patents and give additional shares of registered or exempt form registration stock of New Slideview to AP Henderson shareholders. AP Henderson's Board approved the New Slideview transaction following the rescission of two foreign mergers last year and the company's dismissal of two officers, as reported in the Company's Form 8-K Reports .of December 16, 2004 and March 28, 2005 which are incorporated by reference. The Board requests that any investor familiarize itself with AP Henderson's current SEC reports and notes that in any person relying on or using in any manner the information contained such reports in making an investment decision does so at its own risk.


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

  31.1     Certification of Chief Financial Officer

  31.2 Chief Executive Officer's Notice Regarding Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350


(b) Reports on Form 8-K

         For the last first fiscal quarter of 2005, the Company filed the following Form 8-K Reports:

         AP Henderson Group Form 8-K filed with the Securities and Exchange Commission on September 1, 2005

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


AP HENDERSON GROUP


/s/ Han Ming
------------------------------------
Han Ming,
Chief Executive Officer and Director


/s/ Wang Yan Quan
------------------------------------
Wang Yan Quan
Chief Financial Officer


Dated:  November 14, 2005