Form 10QSB/A
period 2005-09-30
AP HENDERSON GROUP
filed 2005-12-23
CIK 1096653

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-QSB/A


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended: September 30, 2005

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act.


                       Commission File Number: 000-31153


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of December 12, 2005 the Issuer had issued and outstanding 49,018,724 shares of common stock $.001.

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
                                                                    ===========


          See Accompanying Notes to Consolidated Financial Statements

                                                         AP HENDERSON GROUP
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                        Period from
                                                                                                                       June 13, 1994
                                                                                                                         (Date of
                                              For the three      For the three     For the nine      For the nine       inception)
                                              months ended       months ended      months ended      months ended        through
                                              September 30,      September 30,     September 30,     September 30,     September 30,
                                                  2005               2004              2005              2004              2005
                                               ------------      ------------      ------------      ------------      ------------

Revenue                                        $         --      $         --      $         --      $         --      $         --

Operating expenses
   General and administrative                        64,093           476,041           197,362           503,136         1,678,026
                                               ------------      ------------      ------------      ------------      ------------

     Total operating expenses                        64,093           476,041           197,362           503,136         1,678,026
                                               ------------      ------------      ------------      ------------      ------------

Loss from operations                                (64,093)         (476,041)         (197,362)         (503,136)       (1,678,026)

Other income (expense)
   Interest income                                       --                --                --                --               656
   Loss on disposal of investments                       --                --        (7,905,000)               --        (7,905,000)
   Other income                                          --                --            63,750                --            63,750
                                               ------------      ------------      ------------      ------------      ------------

     Total other income (expense)                        --                --        (7,841,250)               --        (7,840,594)
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) before provision for
  income taxes                                      (64,093)         (476,041)       (8,038,612)         (503,136)       (9,518,620)

Provision for income taxes                               --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) before minority interests                  --                --                --                --                --
Inome (loss) applicable to minority
  interests                                              --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Net loss                                       $    (64,093)     $   (476,041)     $ (8,038,612)     $   (503,136)     $ (9,518,620)
                                                ============      ============      ============      ============      ============

Basic and diluted loss per common share        $      (0.00)          $(0.01)            $(0.17)     $      (0.01)
                                               ============      ============      ============      ============

Basic and diluted weighted average
   common shares outstanding                     41,502,058        92,502,058        46,653,598        71,739,508
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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 ("SFAS No. 151"). SFAS No.151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January1, 2006. The
Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No.153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No.153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under
SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3"
("SFAS No.154"). SFAS No.154 requires retrospective application to prior periods" financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

3.   DUE TO RELATED PARTIES

As of September 30, 2005, due to related parties totaling $869,747 consists of advances from the Company's Chief Executive Officer/Director/Stockholder and other shareholders for corporate expenses. These advances are unsecured, bears no interest rate and due on demand.

4.   RESTATEMENT OF PRIOR PERIOD SEPTEMBER 30, 2004

As a result of the Company rescinding its transaction with Hyundai MultiCAV Computer Shanghai Co., Ltd. ("HMCS"), as discussed in the December 31, 2004 10-KSB, the period ended September 30, 2004 has been restated. The originally reported activities related to Hyundai MultiCAV have been determined to be fraudulent and are not reflected in the statements of operations, statements of stockholders' deficit and statements of cash flows for the three and nine months ending September 30, 2004.

5.   OTHER ACTIVITIES

On August 26, 2005, the Company entered into a Letter of Intent ("LOI") with Slideview Corporation, a Nevada corporation, to commercialize the patents held by the Company's wholly owned subsidiary, Slideview Corp, an Oklahoma corporation. Under the LOI, each shareholder of the Company will receive pro rata shares and warrants of Slideview Corporation in exchange for the transfer of the patents to Slideview Corporation from Slideview Corp. The transaction is expected to close in the fourth quarter of 2005.

ITEM 2.   Management's Discussion and Analysis.

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

Slide View is to be spun-off, subject to shareholder and regulatory approval, and merged with an Nevada Corporation, Slideview Inc., as fully described and disclosed in Item 5, at page 11, to allow for the further development of our technology. The Proposed Merger Agreement is appended to this Report on Form 10-QSB/A, as is the resolution signed by over 50% of the shareholders of AP Henderson, approving the transaction.

Liquidity and Capital Resources.

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

Revenue and General, Service and Administrative Expense.

For the fiscal quarter ended September 30, 2005, we had no revenue. This compares to the fiscal quarter, ended March 31, 2004, in which we similarly had no revenue. For the fiscal quarter ended September, 2005, our general, service and administrative ("GSA") expenses were $46,824. This compares to $12,095 of such GSA expenses for the fiscal quarter ended September, 2004.

Rescission of two foreign subsidiaries

Although we attempted in 2003 and 2004 to acquire two companies in China as part of our business plan to leverage margins through offshore operations and to manufacture the X-Panel (TM) LCD screens for which Slide View holds the US patents, we have rescinded each of these acquisitions, as has been detailed in our Form 8-K Reports of December 16, 2004 and March 28, 2005, as amended on June 6, 2005 respectively, and as also set forth below. With respect to each of these attempted mergers, we were not provided accurate or reliable financial or operational information with respect to the merger candidates by their respective officers and directors. We have reported in our Form 8-K Reports that certain financial information in its Form 10-Q dated August 23, 2004 and December 22, 2004, could no longer be relied upon.

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

ITEM 3.   Controls and Procedures.

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

The Company and its Board of Directors are currently reevaluating the Company's internal controls over financial reporting in light of the rescission of the HMCS merger. The Company rescinded the merger after discovering that the HMCS subsidiary, headquartered in China, had reported inaccurate financial information to the Company regarding its operations and financial condition. Upon learning that inaccurate information had been reported, the Board of Directors immediately launched an investigation which is still ongoing, dismissed the responsible officers, and immediately reported these circumstances in Form 8-K, filed December 16, 2004. The Company views the
HMCS situation as highly unusual, and is pursuing action against HMCS and its officers for breach of duty, possible fraud and other misconduct. The Company's accountant is working with the Company to review and strengthen the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         N/A

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION


On August 26, 2005 AP Henderson Group (APHG.PK) ("AP Henderson") entered into a Letter of Intent with the new Slideview Corporation ("Slideview Nevada"), of Nevada to commercialize the Slideview patents currently held by AP Henderson's wholly owned subsidiary, Slideview Corp. of Oklahoma
("Old Slideview") Old. Slideview's patents create an innovative multi-screen laptop notebook Computer screen design called "X-PANELS"tm. A Form 8-K Report was filed on August 30, 2005 describing the terms of this proposed transactions.

Subsequently, after consultation with advisors to both AP Henderson and Slideview Nevada, the parties determined to restructure the transaction so that Old Slideview will be spun off from AP Henderson, and Slideview Nevada will merge into Old Slideview, creating "New Slideview" ("Merger Transaction"). Originally the transaction had been structured as an asset purchase from AP Henderson to Slideview Nevada. The consideration and terms of the proposed transaction as described in the August 30, 2005 8-K Report essentially remain the same, other than the revision in structure, and the said Report is incorporated in this Report, by reference.

Accordingly, the AP Henderson Board and Slideview Nevada have executed a Merger and Plan of Reorganization, dated November 17, 2005 to consummate the Merger Transaction, and this action has been authorized by a majority of the common shareholders of AP Henderson entitled to vote. A copy of the Merger and Plan of Reorganization is set forth in the AP Henderson Group Form 10-QSB, as amended on December 9, 2005. Each of the Board of AP Henderson and said majority shareholders believe the Merger Transaction is in the best interests of all AP Henderson shareholders because the Merger Transaction will allow a better opportunity to raise capital to commercialize the Slideview patents and give additional registered or free trading stock of Slideview Corporation to AP Henderson shareholders. The Management of New Slideview has committed to raise an initial funding of $1 to 3 million, although there are currently no commitments of capital and no assurance that such funds can be raised. The funding will be used to build the Slideview prototype, and engage in manufacturing and distribution of Slideview technology.


In this regard, New Slideview and AP Henderson intend to file a petition pursuant to Section 3(a)(10) of the 1933 Securities Act to obtain a declaratory judgment from the state court of Nevada that the Merger Transaction is fair. Upon the obtaining of such a declaratory judgment, management of both New Slideview and AP Henderson have been advised the securities that will be issued to AP Henderson shareholders in the Merger Transaction will be exempt from registration under the Securities Act of 1933 ("1933 Act"). Section 3(a) (10) of the 1933 Act provides as follows:

"Except with respect to a security exchanged in a case under Title 11 of the United States Code, any security which is issued in exchange for one or more bona fide outstanding securities, claims or property interests, or partly in such exchange and partly for cash, where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court, or by any official or agency of the United States, or by any State or Territorial banking or insurance commission or other governmental authority expressly authorized by law to grant such approval."

The Material Terms of the Merger Transaction are as follows. At Closing of the Merger Transaction, AP Henderson will spin off Old Slideview into a separate corporation which will merge into Slideview Nevada, creating New Slideview. In consideration of this transaction, each current shareholder of AP Henderson would be entitled to receive on a pro rata basis one share of the voting common stock of New Slideview for each voting common share of AP Henderson owned at the time of the closing of the Merger Transaction. Each Shareholder of AP Henderson will also be entitled to receive one warrant to purchase the common stock of New Slideview for each four shares of AP Henderson common stock owned at the time of the closing of the Merger Agreement. The strike price of the warrants shall be no lower than $0.50 and no higher than $1.25, as shall be determined in good faith by the Board of Directors of New Slide View. The New Slideview common stock and warrants to be issued in consideration of this transaction may be issued into a trust or held in escrow for the benefit of AP Henderson stockholders pending either the registration of such stock with the Securities and Exchange Commission or the determination that such stock and warrants are exempt from registration under the federal securities laws as expected by AP Henderson under the Section 3(a) (10) proceeding to be pursued in Nevada state court. The surviving entity after the Merger will be New Slideview, a Nevada Corporation. The Agreement annexed to this
Report fully details the details of the merger.


Management of New Slideview will consist of Raymond Robin (CEO) and Chris McDonald (President and Director of Marketing and Sales). Chris McDonald was the co-founder and co-developer of the original Slideview technology. Two appointees by AP Henderson shareholders will serve as minority directors on the New Slideview Board. Certain AP Henderson shareholders, officers and directors of AP Henderson will lock up their stock for eighteen months and give limited proxy rights to the management of New Slideview. Donald Sprague, currently a director of AP Henderson Group, will consult to new Slideview for an initial period of one year, to protect the interests of AP Hendersdon's shareholders, and to help provide continuity in advancing the aims of New Slideview in exploiting the Slideview technology.

Under the Merger Agreement, 8 million shares of common stock will be issued to New Slideview management, initial key employees and key consultants. Warrants to purchase 3.5 million shares of New Slideview common stock will also be issued to New Slideview management and key employees. New Slideview may also establish an employee benefit plan holding approximately 2.5 millions shares of New Slideview common stock.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit #         Document
---------         --------
  10       Plan of Merger and Reorganization

  31.1     Certification of Chief Financial Officer

  31.2 Chief Executive Officer's Notice Regarding Certification Of Financial Statements Pursuant to 18 U.S.C. Statute 1350
  99.1     December 5, 2005 Action by Unanimous Consent of Board
  99.2     Action by Majority of Shareholders in Lieu of Special Meeting


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


AP HENDERSON GROUP


/s/Han Ming
------------------------------------
Han Ming,
Chief Executive Officer and Director


/s/Wang Yan Quan
------------------------------------
Wang Yan Quan
Chief Financial Officer


Dated:  December 12, 2005
Chief Financial Officer

                                  EXHIBIT 31.1


                                  CERTIFICATION

         I, Wang Yan Quan, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of A HendersonGroup.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, except as noted by our independent auditor as follows:

The financial statements for inception to date do not contain the discontinued operations of the Company's foreign subsidiaries disposed of prior to January 1, 2004. The independent auditor was unable to satisfy itself as to the income (loss) on discontinued operations or gain (loss) on the disposal of the HMCS and Jingbo subsidiaries in the rescission of the acquisition agreement. Accordingly, the income statement and statement of cash flows from June 13, 1994 (inception) through June 30, 2005 are not considered to be in conformity with accounting principles generally accepted in the United States of America.


         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant. The Company and its Board of Directors are currently reevaluating the Company's internal controls over financial reporting in light of the rescission of the HMCS merger. The Company rescinded the merger after discovering that the HMCS subsidiary, headquartered in China, had reported inaccurate financial information to the Company regarding its operations and financial condition.

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

         5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 12 day of December, 2005.


                                                    /s/Wang Yan Quan
                                                    -----------------------
                                                    Wang Yan Quan
                                                    Chief Financial Officer

                                EXHIBIT 31.2


      NOTICE REGARDING CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, Han Ming, the chief executive officer of AP Henderson Group., certify that (i) the Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, except as stated by the other certifying officer that the Company is reevaluating its internal controls in light of the rescission of the HMCS merger, as further described in this report; and (ii) the information contained in the Form 10-QSB financial statements fairly presents, in all material respects, the financial condition and results of operations of AP Henderson Group, except as noted by our independent auditor as follows:

The financial statements for inception to date do not contain the discontinued operations of the Company's foreign subsidiaries disposed of prior to January 1, 2004. The independent auditor was unable to satisfy itself as to the income (loss) on discontinued operations or gain (loss) on the disposal of the HMCS and Jingbo subsidiaries in the rescission of the acquisition agreement. Accordingly, the income statement and statement of cash flows from June 13, 1994 (inception) through June 30, 2005 are not considered to be in conformity with accounting principles generally accepted in the United States of America.



  /s/Han Ming
 -----------------------
 Han Ming
 Chief Executive Officer
 Date: December 12, 2005

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to AP Henderson Group. and will be retained by AP Henderson Group and furnished to the Securities and Exchange Commission or its staff upon request.

                                Exhibit 10



                   PLAN OF REORGANIZATION AND MERGER



                               By and Among


                           SLIDEVIEW CORPORATION
                          (a Nevada Corporation)

                                   and

                             AP HENDERSON GROUP

                                   and


                               SLIDEVIEW CORP.
                         (an Oklahoma Corporation)
                             November__, 2005

                        TABLE OF CONTENTS

                       TO MERGER AGREEMENT



ARTICLE/SECTION/SUBJECT                               PAGE

INTRODUCTION AND RECITALS                             25

ARTICLE I STRUCTURE OF TRANSACTION

        1.1     Spin-off of Merger Sub; Merger        26
        1.2     Liabilities Not Assumed               27
        1.3     Consideration                         27
        1.4     Terms of Warrants                     28
        1.5     Registration Rights                   29
        1.6     Business Transition                   29

ARTICLE II CLOSING

        2.1     Date and Time of Closing              30
        2.2     Delivery of Instruments               30
        (a)     Instruments of Transfer               30
        (b)     Purchase Price                        30
        (c)     Related Agreements                    30
        2.3     Payment of Taxes and Other Charges    30
        2.4     Notices of Merger                     30
        2.5     Lock Up Agreements and Proxies        31
        (a)     Lock Up Agreements                    31
        (b)     Proxy Agreements                      31


ARTICLE III REPRESENTATIONS AND WARRANTIES

        3.1     Representations and Warranties
                of the Company                        32
        (a)     Authorization                         32
        (b)     Organization                          33
        (c)     Title                                 33
        (d)     Intellectual Property                 33
        (e)     Absence of Undisclosed Liabilities    33
        (f)     Absence of Certain Changes or Events  33

        (g) Non-Contravention                         34
        (h) Consents                                  34
        (i) Tax Matters                               35
        (j) Compliance with Applicable Law            35
        (k) Litigation                                35
        (l) Permits                                   35
        (m) Restrictive Covenants                     36
        (n) Assets Necessary to the Business          36
        (o) Accuracy of Information Furnished         36
        (p) Company Bears Economic Risk               36
        (q) Investment Intent                         37
        (r) No Securities Act Registration            37
        (s) Ability to Evaluate and Bear Risk         37
        (t) Restrictive Legend                        37
        (u) Bankruptcy Provision                      37
        3.2 Representations and Warranties of
            New Slideview                             37
        (a) Authorization                             38
        (b) Organization                              38
        (c) Non-Contravention; Consents               38
        (d) Litigation                                38
        (e) Accuracy of Information Furnished;
            Subsequent Events                         38
        (f) Compliance with Applicable Law            38
        (g) Absence of Undisclosed Liabilities        39
        (h) Absence of Certain Changes or Events      39
        3.3 Omitted
        3.4 Survival of Representations and
            Warranties                                40


ARTICLE IV COVENANTS

        4.1 Covenants of the Company                  40
        (a) Notification                              40
        (b) Conduct of Business; Certain Covenants    40
        (c) Proposals; Other Offers                   41
        (d) Best Efforts and Cooperation;
            Further Assurances                        41
        (e) Access to Additional Agreements and
            Information                               41
        (f) Confidential Information                  42
        (g) New Slideview's Right to Investigate      42
        4.2 Covenants of New Slideview                42
        (a) Notification                              42
        (b) Best Efforts and Cooperation; Further
            Assurances                                42
        (c) Access to Additional Agreements and
            Information                               43
        (d) Conduct of Business; Certain Covenants    43
        (e) Company's Rights to Investigate           43
        (f) Capital Raise; Building Prototype         44
        (g) Registration Rights for AP Henderson
            Shareholders and Additional Shares
            for Slideview Management                  44

        4.3 Covenants of Each of the Company and      49
            New Slideview
        (a) Governmental Filings and Consents         49
        (b) Publicity                                 49
        (c) Legal Fees                                49


ARTICLE V CONDITIONS

        5.1 Conditions to Obligations of New
            Slideview                                 49
        (a) No Material Adverse Change                49
        (b) Accuracy of Representations and
            Warranties; Performance of Covenants      49
        (c) Copies of Resolution                      50
        (d) Delivery of Certificates                  50
        (e) Consents and Waivers                      50
        (f) Litigation                                50
        (g) Delivery of Documents and Other
            Information                               50
        5.2 Conditions to Obligations of the Company  50
        (a) Copies of Resolutions                     51
        (b) Accuracy of Representations and
            Warranties; Performance of Covenants      51
        (c) Delivery of Officer's Certificates        51
        (d) Consents and Waivers                      51
        (e) Litigation                                51
        (f) Delivery of Documents and Other
            Information                               51


ARTICLE VI INDEMNIFICATION AND CLAIMS

        6.1 Indemnification by the Company            52

ARTICLE VII TERMINATION AND REMEDIES FOR BREACH OF THIS AGREEMENT

        7.1 Termination by Mutual Agreement           52
        7.2 Termination for Failure to Close          52
        7.3 Termination by Operation of Law           52
        7.4 Termination for Failure to Perform
            Covenants or Conditions                   53
        7.5 Effect of Termination or Default;
            Remedies                                  53
        7.6 Remedies; Specific Performance            53

ARTICLE VIII MISCELLANEOUS

        8.1 Fees and Expenses                         53
        8.2 Modification; Amendments and Waiver       53
        8.3 Assignment                                54
        8.4 Burden and Benefit                        54
        8.5 Brokers                                   54
        8.6 Entire Agreement                          54
        8.7 Governing Law                             54
        8.8 Notices                                   54
        8.9 Counterparts                              55
        8.10 Conflicts                                55
        8.11 Severability of Provisions               56
        8.12 Headings                                 56
        8.13 Survival                                 56

                       LIST OF EXHIBITS AND SCHEDULES
                                     TO
                              MERGER AGREEMENT


EXHIBITS:

Exhibit XX:     List of Shareholders of AP Henderson Group as of October
                14, 2005 Exhibit XXI:   Satisfaction of Indebtedness of AP
                Henderson Group to CMC

Exhibit XXII: Certified Copy of filed Lawsuit in the action of AP Henderson vs. Jeffrey Co, et. al., United States District Court for the District of Nevada, Case No.

Exhibit XXIII:  List of Assets of Merger Sub

Exhibit XXIV: List of all Officers and all Directors of AP Henderson Group for the period July 2, 2004 to October 14, 2005

Exhibit XXV:    Proxy Agreement Exhibit XXVI:	Lock-Up Agreement

                               MERGER AGREEMENT


               THIS MERGER AGREEMENT (the "Agreement") is entered into as of this 14th day of October, 2005, by and among Slideview Corporation, a corporation existing under the laws of the state of Nevada ("New Slideview") AP Henderson Group, Inc., a corporation existing under the laws of the state of Nevada (AP Henderson) and Slideview Corp. an Oklahoma corporation and wholly owned subsidiary of AP Henderson ("Merger Sub"). AP Henderson Group and Merger Sub shall collectively be referred to as the "Company" herein.

WITNESSETH:

       WHEREAS, AP Henderson currently holds, through its wholly owned subsidiary, Slideview Corp., an Oklahoma corporation, two United States patents to create an innovative multi-screen laptop notebook computer screen design called the "X-Panel"tm (the "Slideview Patents");

       WHEREAS, the Board of AP Henderson has determined that following a restructuring of the management of AP Henderson and the rescission of two merger agreements to acquire foreign subsidiaries in 2004, it is in the best interest of the shareholders of AP Henderson to spin-off Slideview Corp. ("Merger Sub") in order to allow the Slideview patents to be owned and commercially exploited by an independent corporation to allow for a sufficient capital raise and commercialization of the Slideview Patents;

       WHEREAS Slideview Corporation, a Nevada corporation ("New Slideview") and a corporation wholly independent from AP Henderson has agreed to merge with Merger Sub, with New Slideview to be the surviving entity;

       WHEREAS, under the proposed merger, the current shareholders will receive one voting share, and warrants exercisable at certain agreed upon exercise prices, in the merged entity for every share currently held in AP Henderson;

       WHEREAS, AP Henderson will seek exemption from registration for the shares, and shares underlying the warrants being issued to its shareholders in the merged entity; or, in the alternative, the parties hereto agree that should such exemption from registration not be forthcoming within 90 days of the effective date of the merger (being defined as such date as the Plan of Merger is filed with the secretary of State of the State of Nevada), New Slideview shall file, within 120 days of the effective date of the merger, a suitable Registration Statement with the Securities and Exchange Commission of the United States (the "SEC") which shall, upon being declared effective, serve to register the shares and shares underlying the warrants being issued to the current shareholders of AP Henderson in New Slideview;

       WHEREAS, each of New Slideview and AP Henderson wish to consummate the proposals set forth in Preamble as set forth herein to benefit their respective shareholders;

       WHEREAS, the Board of Directors of AP Henderson passed a resolution on November __, 2005 authorizing the Officers of AP Henderson to take any necessary steps to consummate the transactions set forth herein, including seeking the ratification of this agreement by the shareholders of AP Henderson as set out in the by-laws of said company, and according to the relevant federal and State of Nevada Legislation and the rules and regulations promulgated thereunder;

       WHEREAS, except as otherwise set forth herein, the New Slideview shall not assume any of the liabilities of the Company;

NOW THEREFORE, in consideration of the premises and mutual covenants, conditions and agreements contained herein and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, each intending to be legally bound hereby agree as follows:




                                ARTICLE I

                     SPIN-OFF OF MERGER SUB; MERGER

1.1 Spin-off of Merger Sub and Merger. Company represents and warrants that Merger Sub is presently a wholly owned subsidiary of AP Henderson and that, subject to AP Henderson shareholder approval, and to the obtaining of approval of the transaction as contemplated herein pursuant to Section 3(a)
(10) of the Securities Act of 1933, as amended ("the 1933 Act"), or if such approval is not obtained, subject tothe express certification of New
Slideview that it will, as provided in the recitals, and incorporated herein, take such steps as are necessary to effect registration of the shares and shares underlying the warrants that are to be issued in New Slideview to AP Henderson Shareholders ("Exchange Shares") under the Act, Company will take all appropriate steps to spin-off Merger Sub and merge Merger Sub with New Slideview, with New Slideview being the surviving and continuing entity. At Closing, subject to payment of the Consideration, as defined in Section 1.4 hereof; and also subject to obtaining AP Henderson shareholder approval; and the obtaining of exemption from registration pursuant to Section 3(a) 10 of the Act, or if such approval is not obtained, subject to the express certification of New Slideview that it will, as provided in the recitals above and incorporated herein, undertake to register the shares, as provided herein, Merger Sub will merge into New Slideview, and the current management of New Slideview shall become the management of the continuing entity, which shall be New Slideview.


Company represents and warrants to New Slideview that Merger
Sub owns all right, title and interest in and to all of the assets, properties and rights (contractual or otherwise) described in the following subparagraphs of this Section 1.2 (the "Merger Sub Assets"). Upon the terms and subject to the conditions of this Agreement, Company hereby agrees that on the Closing Date (as hereinafter defined in Section 2.1), all of Company's right, title and interest in and to all of the Merger Sub Assets, free and clear of any and all claims, rights, liens and/or encumbrances (except as otherwise provided in this Agreement shall be vested solely in the Merger
Sub). The Merger Sub Assets shall comprise all of the following:

(a) All intellectual property of the Company relating to the business of Merger Sub, ("Business") including, but not limited to all patents, trademarks, copyrights, servicemarks, logos, trade secrets and tradenames ("Intellectual Property");

(b) Any franchises, licenses, permits, consents and other certificates of any regulatory, administrative agency or body issued to or held by the Company that are related to the Merger Sub Assets or the Business.

1.2   Liabilities Not Assumed. The surviving merged entity, New
Slideview, does not assume or otherwise become responsible for, any liability or obligation of the Company or claims of such liability or obligation whatsoever known or unknown, whether arising out of occurrences prior to, at or after the date hereof, including without limitation:


(a) Any liability whatsoever with respect to the Merger Sub Assets or the Business or with respect to AP Henderson or its past or present subsidiaries;

(b) All liabilities of AP Henderson or its past or present subsidiaries under any agreement including but not limited to, any real property lease or debt for money borrowed;

(c) Any liability of the stockholders, directors or officers of AP Henderson or its past or present subsidiaries;

(d) Any present or future action, suit, claim or proceeding against the AP Henderson or its past or present subsidiaries;


For the purpose of this Agreement the term "present or past subsidiaries" shall include all subsidiaries of AP Henderson and all entities with which AP Henderson has rescinded merger agreements, including Hyundai MultiCAV Shanghai, Ltd. ("HMCS"); the Jingbao Chemical (Bo Xing) Co., Ltd., Shandong Jingbo Petrochemical Company Limited, Shandong Jingbao Agrochemical Company Limited and Shandong Boxing Lu Nong Chemical Company Limited (collectively, the Jingbao Transaction).

1.3 Consideration. In consideration of and in exchange for the Company's sale, assignment, transfer and conveyance of all of Merger Sub Stock, the New Slideview agrees to pay to the stockholders of AP Henderson a stock payment ("Stock Payment") as follows:

Each current shareholder of AP Henderson (as of October 14, 2005 (the "Date of Record")), as set forth in Exhibit XX attached hereto, on the close of business on the Closing Date will be entitled to receive on a pro rata basis one share of the voting common stock of the surviving entity after merger, said entity being New Slideview ("the Surviving Entity"), for each voting common share of AP Henderson owned on the Date of Record. Each Shareholder of AP Henderson will also be entitled to receive one warrant to purchase the common stock of the Surviving Entity for every four shares of AP Henderson common stock owned on the Date of Record at a strike price no lower than $0.50 and no higher than $1.25, as may be determined in good faith by the Board of Directors of New Slideview. New Slideview commits to make best efforts to declare Stock Payment and all stock and warrants issued pursuant to this transaction exempt from registration under the 1933 Securities Act ("the 1933 Act") through a declarative order under Section 3(a) (10) of the Act. The stock and warrants to be issued in consideration of this transaction may be issued into a trust or held in escrow for the benefit of AP Henderson stockholders, at the discretion of the AP Henderson Board pending the issuance of such declarative order by an appropriate court or regulatory body or appropriate registration of the Stock Payment with the

SEC. In the event such declarative order is not granted, New Slideview commits to then register such Stock Payment and all stock and warrants to be issued in consideration of this transaction in an appropriate filing with the SEC as provided above, The Stock Payment may also be referred to herein as the "Consideration." The Closing Date shall be deemed to be the Date of Record for determining the stockholders of AP Henderson entitled to receive the Stock Payment.

1.4   Terms of Warrants.

(a) All warrants issued pursuant to the AP Henderson Shareholders and the management and directors of New Slideview shall bear the following terms as follows:

(i) The warrants issued shall expire 5 years from the Date of Record, and shall be issued at Closing.

(ii) The warrants will contain a "cashless exercise" provision, provided, however, that no fractional shares shall be issued pursuant to the exercise of the warrants.

(b) The warrants issued to AP Henderson Shareholders may, in the sole discretion of the Board of directors of the Surviving Entity, contain an escalator clause to increase the exercise price thereof to a maximum of $1.50, further provided that such escalation may not be declared prior to eighteen months from the date of issuance of the warrants. The warrant agreements to be entered into between the Surviving Entity and the AP Henderson shareholders shall be subject to approval by AP Henderson's Board of Directors.

(c) Twenty-five percent of stock and warrants to be issued to the officers and board members of AP Henderson (as set forth in Exhibit XXIV attached hereto and incorporated herein), and any other shareholder of AP Henderson that would be required to reported on Item 11 of a Form 10-K, shall be held in escrow by the Surviving Entity during the escrow period. The escrow shall not terminate until:

        (i) The lawsuit by AP Henderson (against defendants Jeffrey Co, HMCS, and Lanman Hong is served upon the defendants listed in accordance with international law including, but not limited to, the Hague Convention and a settlement is obtained by AP Henderson through AP Henderson's prosecution of the lawsuit against the defendants named herein where such settlement is agreeable to both Company and the Surviving Entity; and

        (ii) After the Surviving Entity is able to legally and adequately secure the rights to file for patent protection under the Patent Cooperation Treaty concerning the intellectual property transferred from the Merger Sub into the Surviving Entity.

(d) AP Henderson will diligently undertake to prosecute the lawsuit against the defendants named herein using its best efforts. If AP Henderson has not filed and properly served in accordance with international law, the action upon the defendants named herein within six (6) months of the Closing Date of this agreement, then the warrants in escrow and the underlying stock shall be forfeited by AP Henderson shareholders.

(e) Following the Transaction with Merger Sub, the Surviving Entity will diligently undertake to obtain patent protection for the intellectual property transferred herein pursuant to the Patent Cooperation Treaty within nine months from the Closing of this agreement. Nevertheless, if the Surviving Entity cannot succeed in obtaining appropriate approval and is unable to file for international patent protection under the Patent Cooperation Treaty or any other patent protection, it shall be presumed, in the absence of claims to the contrary, that such failure was not the fault of the Surviving Entity, and the remaining warrants in escrow and in the underlying stock shall be forfeited by AP Henderson shareholders.

(f) Notwithstanding the terms and conditions contained in this Agreement, Sections 1.4(c) and Section 2.5 of this Agreement shall not be applicable to Christopher McDonald. As additional consideration to Christopher McDonald for undertaking the duties of President of the Surviving Entity as set forth herein, the stock and warrants of the Surviving Entity to be issued to shareholders of Company shall be issued to Christopher McDonald without any of the restrictions set forth in Sections 1.4(c) and 2.5 of this Agreement.

1.5   Registration Rights.

All voting common stock, warrants and voting common stock issued to AP Henderson stockholders as the Stock Payment shall have demand registration rights as set forth in Section 4.7 (h) hereto.


1.6   Business Transition.

Following Closing, each of the Company and the New Slideview shall cooperate with each other, execute such documents and instruments, and take such other actions as are reasonably requested by either party to effectuate a smooth transition of the Business, and as may be necessary to effect the merger contemplated herein.

                         ARTICLE II CLOSING

2.1 Date and Time of Closing. Subject to satisfaction of the conditions to Closing set forth in this Agreement, the closing of the transactions contemplated by this Agreement (the "Closing") shall take place at 10:00 a.m. (Pacific Standard Time), on November 30, 2005 at the offices of AP Henderson, c/o 500 Mandarin Parkway, Cedar Park, Texas, USA 78613 or at such other place and time thereafter as shall be mutually agreeable to the parties hereto (the "Closing Date").

2.2 Delivery of Instruments. The following documents, instruments and other materials shall be executed and delivered at or prior to the Closing on the Closing Date:

        (a) Instruments of Transfer. The Company shall execute and deliver to the New Slideview such bills of sale, assignments, endorsements, and other instruments and documents reasonably satisfactory in form and substance to the New Slideview and its counsel as they may reasonably deem to be necessary or appropriate to vest in the Surviving Entity on the Closing Date good and marketable title to the Merger Sub Stock, assets, and business, excepting all liabilities, which shall remain in AP Henderson, free and clear of any and all adverse claims, mortgages, pledges, liens, charges, security interests or other rights, interests or encumbrances, and a receipt for the price of other assets being acquired hereunder, title to which shall transfer upon delivery of such assets.


        (b) Purchase Price. New Slideview shall deliver to the Company the Consideration, as provided in Section 1.3; to be held in an appropriate manner, as determined by the AP Henderson Board of Directors, such as an escrow or trust, for further distribution to the stockholders of AP Henderson following registration of the Payment Shares with the SEC or other determination of appropriate distribution by AP Henderson's Board, in accordance with approval by SEC counsel for the Surviving Entity.


        (c) Related Agreements. The New Slideview and the Company shall execute and deliver any other agreements reasonably necessary to effectuate consummation of the transactions contemplated herein.

2.3 Payment of Taxes and Other Charges. Company and New Slideview shall (a) pay all transfer taxes, stamp taxes, recording taxes, charges and fees (other than sales taxes, income taxes or gains taxes) in connection with the consummation of the transactions contemplated hereby. and (b) the Company and the New Slideview shall cooperate and jointly prepare and file any returns and other filings relating to any such taxes, fees, charges, or transfers; (c) with respect to any income tax related to the transactions, each party to be responsible for its own income taxes, post-Closing, provided however, that each party will cooperate to allocate taxes in a manner to minimize any such taxes to the other party.

2.4 Notices of Merger. Each of the Company and New Slideview shall execute and deliver, or shall cause to be executed and delivered, on a timely basis to all appropriate United States federal, state, local and foreign governments or governmental entities, with a copy to the New Slideview, all notices, assignments or transfers of rights, reports, and other authorizations or documentation as may be necessary to assure the continued effectiveness, and transfer to the New Slideview, of all existing authorizations in effect with respect to operation of the Business and the Merger Sub Assets in compliance with applicable law and regulations, to the extent such are assignable or transferable.

2.5   Lock Up Agreements and Proxies.

(a) Lock Up Agreements

Prior to issuance and prior to their receipt of their Stock Payment pursuant to this Agreement, all officers and board members of AP Henderson (as set forth in Exhibit XXIV attached hereto and incorporated herein), and any shareholder of AP Henderson that would be required to reported on Item 11 of a Form 10-K, shall execute and deliver "lock-up" agreements in the form set forth in Exhibit XXVI, which will prohibit them from selling their Stock Payment shares on the open market for a period of 18 months. Notwithstanding such lock up agreement any such shareholder may (i) engage in private transfers of Surviving Entity stock as permissible under applicable exemptions under the federal securities laws in the manner provided under Rule 144, so long as this lock up provision and the proxy agreement set forth below is assigned and accepted by the transferee with respect to any such transfer, with 10 days notice to the Surviving Entity (ii) sell on the open market up to a maximum ten percent (10%) of its total New Slideview stock, provided that Surviving Entity management is given 15 days notice to attempt to arrange for a planned block/institutional trading of these shares at no greater than a 20% discount to market price. If
Surviving Entity management cannot arrange a block/institutional trading of such shares at no greater than a 20% discount to market price upon 15 days following such notice to Surviving Entity management, the shareholder will be free to make its own arrangements for open market sale.

(b) Proxy Agreements

Prior to issuance and their receipt of their Stock Payment pursuant to this Agreement, all officers and board members of AP Henderson (as set forth in Exhibit XXIV attached hereto and incorporated herein), and any shareholder of AP Henderson that would be required to reported on Item 11 of a Form 10-K, with the SEC, shall execute and deliver a limited proxy statement in the form set forth in Exhibit XXV hereto for eighteen months duration, allowing management of the Surviving Entity the right to day to day control of the Surviving Entity. Such proxy rights shall not include:

(i) the right to vote on any increase or decrease capital stock or to engage in a forward or reverse split of the capital stock of the Surviving Entity;

(ii) the right to vote on any issue of stock to management of the Surviving Entity and its Board beyond the amounts set forth in this Agreement;

(iii) the right to vote the shares on any plan to sell any of the intellectual property assets of the Surviving Entity, or more than

25% of the total assets of the Surviving Entity excluding intellectual property assets of the Surviving Entity;

the right to vote the share on any plan to encumber any of the intellectual property assets of the Surviving Entity by virtue of a security interest, lien or other agreement to the benefit of any member of the Surviving Entity's management or its Board, or third party related thereto;

(v) the right to vote the shares on any plan to encumber the total assets of the Surviving Entity's excluding the intellectual property assets of the Surviving Entity by virtue of a security interest, lien or other agreement to the benefit of any member of the Surviving Entity's management or its Board, or third party related thereto;

(vi) the right to vote the shares on any plan to merge or consolidate the Surviving Entity into another company, or to wind up the operations of New Slideview; however the right of the Surviving Entity to acquire new companies by merger or acquisition, or to enter into joint ventures shall be in the purview of the Surviving Entity's Board and granted by the Proxy Agreements referred to in this Section;

(vii) the right to vote the shares respecting a plan to file for bankruptcy or receivership or to appoint a trustee for the Surviving Entity; and

(viii) the right to vote the shares respecting the designation of a new class of preferred or other stock of the Surviving Entity which has supervoting privileges or atypical privileges for convertible preferred stock; or to modify the existing rights of any existing shareholder of the Surviving Entity.



                                ARTICLE III

                        REPRESENTATIONS AND WARRANTIES



3.1 Representations and Warranties of the Company. The Company represents and warrants to the New Slideview as follows:

(a) Authorization. The execution, delivery and performance of this Agreement and consummation of the transactions contemplated hereby have been duly authorized by the Company, and the Company, has taken all necessary corporate action and have all the necessary corporate power to enter into this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the officers of the Company, and assuming that this Agreement is the valid and binding obligation of the New Slideview, it is the valid and binding obligation of the Company, enforceable against such Company in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect; except that Company has disclosed the HMCS and Jingbao rescissions which it believes valid corporate action under Nevada law, but has never been ruled upon by any court of competent jurisdiction or been validated by a declaratory judgment by any court of competent jurisdiction.

(b) Organization. AP Henderson is a corporation duly formed, validly existing and in good standing under the laws of the state of Nevada. AP Henderson Group has the requisite power and authority to own assets and to carry on its businesses as it is now being conducted.

(c) Title. The Company owns good, marketable and valid title to all of the Merger Sub Assets and can demonstrate a continuous chain of title with respect thereto since acquisition. The Merger Sub Assets are or will at the date of closing be owned free and clear of all adverse claims, liens, mortgages, charges, security interests, encumbrances and other restrictions or limitations of any kind whatsoever., The Company have not made any commitments or received any notice, oral or written, from any public authority or other entity with respect to the taking or use of any of the Merger Sub Assets, whether temporarily or permanently, for any purpose whatsoever, nor is there any proceeding pending or threatened to the best knowledge of the Company which could adversely affect the MergerSub Assets, except that Company has disclosed to the Company the HMCS and Jingbao rescissions which it believes valid corporate action under Nevada law, but has never been ruled upon by any court of competent jurisdiction or been validated by a declaratory judgment.

(d) Intellectual Property. Exhibit XXIV hereto sets forth a true, correct and complete list of the Intellectual Property agreed upon to be transferred in connection with the Business. The Company owns all Intellectual Property set forth on Exhibit XXIV. The Company have not interfered with, infringed upon, misappropriated, or otherwise come into conflict with any intellectual property rights of third parties, and Company has not received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation or violation. It is further warranted by the Company, jointly and severally that the Merger Sub shall, at Closing and thereafter, have no unpaid expenses or liabilities that may accrue to the Surviving Entity.

(e) Absence of Undisclosed Liabilities. Other than as set forth in the Company's SEC reports, or as set forth in Exhibit XXI, attached hereto, the Company is not aware of any indebtedness, loss or liability of any nature whatsoever (other than those incurred in the ordinary course of business). The Company has disclosed to New Slideview the forthcoming litigation yet to be filed against HMCS, Jeffrey Co and Lanman Hong, and the potential for countersuit from those or other third parties, as well as potential for unknown liability that could arise from the rescissions of HMCS and the Jingbao Assets which the Company cannot predict. Notwithstanding any other terms, conditions or covenant contained in this Agreement, the terms and conditions of Sections 1.4(c) and 2.5 of this Agreement shall not be applicable to the S-8 consulting stock of Company issued prior to the Closing of this Agreement in satisfaction of the indebtedness of set forth in Exhibit XXI, the attached hereto, provided, however, such stock, and any stock in the Company issued after the Date of Record or October 14, 2005, whichever date is earlier, shall not be a beneficiary of any of the stock or warrants in the Surviving Entity to be issued hereunder.

(f) Absence of Certain Changes or Events. Except as expressly set forth in this Agreement and in the Letter of Intent, the Company has not, since:
August 15, 2005.

        (i) amended their constitutional documents or By-laws;

        (ii) made any capital expenditures or commitments other than in the ordinary course of business of the Company;

        (iii) entered into any material transaction relating to the Business inconsistent with the past practices of the Business or conducted the Business inconsistent with its past practices;

        (iv) incurred any damage, destruction or any other loss to any of the Merger Sub Assets in an aggregate amount exceeding Ten Thousand Dollars ($10,000) whether or not covered by insurance;

        (v) suffered any loss relating to the Business or the Merger Sub
Assets;

        (vi) modified, amended or altered any contractual arrangement which could have a material adverse effect on the Business or the Merger Sub Assets;

        (vii) incurred any material liability or obligation (absolute or contingent) or made any material expenditure other than in the ordinary course of business of the Company;

        (viii) experienced any material adverse change in the Business or the Merger Sub Assets, of the Company or experienced or have knowledge of any event which could have a material adverse effect on the Business or the Merger Sub Assets;

        (x) purchased, disposed of or contracted to purchase or dispose of, or granted or received an option or any other right to purchase or sell, any of the Merger Sub Assets;

        (xi) changed any accounting principle, procedure or practice followed by the Company or changed the method of applying such principle, procedure or practice; and

        (xiii) settled any pending litigation.

(g) Non-Contravention. Neither the execution and delivery of this Agreement by the Company, nor consummation of the transactions contemplated hereby, does or will: (i) violate or conflict with any provision of the constitutional documents or By-Laws of the Company; (ii) result in the creation or imposition of any lien, charge, pledge, security interest or other encumbrance upon any of the Merger Sub Assets; except that the Company has disclosed to the New Slideview the pending litigation against HMCS, Jeffrey Co and Lanman Hong, and the potential for countersuit from those or other third parties, as well as potential for unknown contravention or lien that could arise from the rescissions of HMCS and the Jingbao Assets which the Company cannot predict.

(h) Consents. Except as may be required by any government authority to transfer and assign the Intellectual Property to the Surviving Entity, no consent, authorization, order or approval of, or filing or registration with, any governmental commission, board, agency, bureau or other regulatory body is required by the Company in connection with the execution, delivery and performance of the terms of this Agreement and consummation of the transactions contemplated hereby.

(i) Tax Matters. The Company has filed when due and will file if and when due prior to the Closing Date (after giving effect to any extensions granted by the requisite legal or regulatory authority) all returns, reports, elections, estimates, declarations, schedules, forms and other documents ("Tax Returns") relating to taxes required to be filed by the any applicable United States federal, state, county, municipal, local, foreign or other laws, including, without limitation, consolidated, combined or unitary returns, for any taxable period ending prior to or on the Closing Date (the "Pre-Closing Tax Period").

The taxable year of the Company for United States federal, state and foreign income and business tax purposes ends on (December 31) of each year. All taxes shown on any Tax Return required to be filed with respect to the Company for any Pre-Closing Tax Period have been, or will have been, paid or accrued prior to the Closing. The Company has fully accrued on their books all taxes not yet due. No tax liens have been filed, and no material claims have been or are being asserted or proposed, against the Company with respect to any taxes.

(j) Compliance with Applicable Law. Except with respect to the events under lying the rescission of the merger with HMCS and the removal of Jeffrey Co and Lanman Hong as directors and officers of the Company for which the Company has been unable to obtain full information, the Company and Old Slideview has been and substantially in compliance with all United States federal, state, local, statutes, ordinances, conventions, treaties, rules and regulations, except where the failure to comply with the same would not adversely affect the Business or the Merger Sub Assets, or Merger Sub's present or future operation. The Company has complied with the rules and regulations of all governmental agencies having authority over the Business or the Merger Sub Assets. The Company has no knowledge of or has received any notice of violation of any such rule or regulation which could result in any material liability of the Company for penalties or damages or which could subject the Company to any injunction or government writ, order or decree with respect to the Business or the Merger Sub Assets.

(k) Litigation.

        (i) Except with respect to the lawsuit regarding HMCS, Jeffrey Co and Lanman Hong, there is no action, suit, proceeding or investigation pending against or related to the Company, nor to the best knowledge of the Company, threatened, which would restrict the Company's ability to perform its obligations hereunder or would have a material adverse effect on the Business or the Merger Sub Assets. Neither the Company nor Old Slideview is in default in respect of any judgment, order, writ, injunction or decree of any court or any federal, state, local or other governmental agency, authority, body, board, bureau, commission, department or instrumentality which could have a material adverse effect on the Business or the Merger Sub Assets.

        (ii) Company will make ongoing best efforts to serve HMCS, Jeffrey Co and Lanman Hong with the lawsuit that has been filed in Nevada federal court and to obtain favorable and definitive settlement of the lawsuit. A copy of such lawsuit with evidence of filing is attached as Exhibit XXIII.

(l) Permits. The Company and/or Old Slide View do not hold permits.

(m) Restrictive Covenants. Neither the Company nor Old Slideview is a party to any agreement, contract or covenant limiting the freedom of the Company to compete in the Business or with any person or other entity in any geographic region within or outside of the United States of America.

(n) Assets Necessary to the Business. The Company and/or Old Slideview own(s) unencumbered right, title and interest in all of the Merger Sub Assets, free and clear of any right, claim, lien, pledge, mortgage, charge, hypothecation, assignment, trust retention, security interest or security arrangement or encumbrance of any kind. except that Company has disclosed the HMCS and Jingbao rescissions which it believes valid corporate action under Nevada law, but has never been ruled upon by any court of competent jurisdiction or been validated by a declaratory judgment from any court of competent jurisdiction.

(o)Accuracy of Information Furnished. No statement, representation, warranty or covenant set forth in this Agreement, in the Exhibits or the schedules hereto, or in any certificate or other instrument or document required to be delivered by or on behalf of the Company pursuant hereto or in connection with the consummation of the transactions contemplated hereby, contains contain any untrue statement of a material fact, or omits to state any material fact which is necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

(p) Company Bears Economic Risk. Company has experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. Although the New Slideview has agreed herein to register promptly the Payment Shares, the Company understands that the Company and its shareholders must bear the economic risk of this investment indefinitely unless the Shares are registered pursuant to the Securities Act, or an exemption from registration is available. Company also understands that there is no assurance that any exemption from registration under the Securities Act will be available and that, even if available, such exemption may not allow Company to transfer all or any portion of the Shares under the circumstances, in the amounts or at the times Company might propose.

(q) Investment Intent. The Company and the stockholders of AP Henderson are acquiring the Stock Payment shares solely for their own account, as principals, for investment purposes and not with a view to, or for resale in connection with, any distribution or underwriting of the Stock Payment shares.

(r) No Securities Act Registration. Company understands that the shares of Surviving Entity's stock issued as the Stock Payment have not been registered under either the United States Securities Act of 1933 or any state securities law, that Company (or Stockholders to whom Company may transfer the Stock Payment shares) must hold the Stock Payment shares unless the Stock Payment shares are subsequently registered under those laws or transferred in reliance on an opinion of counsel that registration under those laws is not required, and that the certificates representing the Stock Payment shares will bear a legend to the foregoing effect.

(s) Ability to Evaluate and Bear Risk. Company is fully able (1) to evaluate the information provided by New Slideview relevant to the merits, risks, and other factors bearing on the suitability of the Stock Payment shares as an investment, and (2) to bear the economic risk of its proposed investment in the Stock Payment shares without reselling the Stock Payment shares.

(t) Restrictive Legend. Until registration of the Payment Shares by the Surviving Entity as agreed to in Section 4.7 hereof, Surviving Entity shall cause each certificate representing the Stock Payment shares held by Company and/or Stockholders to be inscribed with the following legend:

THE SHARES OF COMMON STOCK OF SLIDEVIEW CORPORATION REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS; NOR HAVE THEY BEEN PASSED UPON BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY STATE REGULATORY AUTHORITY. THE SHARES CANNOT BE SOLD, TRANSFERRED, ASSIGNED, OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS.

(u) Bankruptcy Provision. The Company represents and warrants that neither the Company, nor its officers and directors, shall file for bankruptcy protection under the laws of the United States of America or any other nation that is a signatory to the Hague Convention for a period of eighteen
(18) months following the Closing Date.

3.2 Representations and Warranties of New Slideview. New Slideview represents and warrants to the Company and Stockholders as follows:

(a) Authorization. The execution, delivery and performance of this Agreement and consummation of the transactions contemplated hereby have been duly authorized, adopted and approved by the board of directors of New Slideview. New Slideview has taken all necessary corporate action and has all the necessary corporate power to enter into this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the officers of the New Slideview on its behalf, and assuming that this Agreement is the valid and binding obligation of the Company, is the valid and binding obligation of the New Slideview, enforceable against the New Slideview in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect.

(b) Organization. New Slideview is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. New Slideview has the corporate power and authority to own and lease its properties and assets and to carry on its business as it is now being conducted.

(c) Non-Contravention; Consents. Neither the execution and delivery of this Agreement by New Slideview, nor consummation of the transactions contemplated hereby, does or will: (i) violate or conflict with any provision of the certificate of incorporation or bylaws of the New Slideview; or (ii) violate or conflict with any other restriction to which New Slideview is subject or by which any of the property or assets may be bound..

(d) Litigation. There is no action, suit, proceeding or investigation pending against or related to New Slideview, to the best of New Slideview's knowledge, nor has the New Slideview been threatened with any such action, suit, proceeding or investigation, which would restrict New Slideview's ability to perform its obligations hereunder or which would have a material adverse effect on the business, assets, operations, earnings, or condition (financial or otherwise) of New Slideview. New Slideview is not in default in respect of any judgment, order, writ, injunction or decree of any court or any federal, state, local or other governmental agency, authority, body, board, bureau, commission, department or instrumentality which could have a material adverse effect on the business, assets, operations, earnings, or condition (financial or otherwise) of New Slideview.

(e) Accuracy of Information Furnished; No statement by New Slideview set forth herein or in the Exhibits or the schedules hereto, and no statement set forth in any certificate or other instrument or document required to be delivered by or on behalf of the New Slideview hereto or in connection with consummation of the transactions contemplated hereby, contains any untrue statement of a material fact, or omits to state any material fact which is necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

(f) Compliance with Applicable Law. New Slideview has been and is in compliance with all foreign, United States federal, state and local laws, statutes, ordinances, rules and regulations as of the date hereof, the failure to comply with which could materially adversely affect the business, assets, operations, earnings, or condition (financial or otherwise) of New Slideview or which would subject any officer or director of New Slideview to civil or criminal penalties or imprisonment.

(g) Absence of Undisclosed Liabilities. New Slideview has not had nor does it have any indebtedness, loss or liability of any nature whatsoever (other than those incurred in the ordinary course of business), whether accrued, absolute, contingent.

(h) Absence of Certain Changes or Events.  New Slideview has not, since:
August 15, 2005

        (i) amended their constitutional documents or By-laws;

        (ii) made any capital expenditures or commitments other than in the ordinary course of business of New Slideview;

        (iii) entered into any material transaction relating to New Slideview's business inconsistent with the past practices of New Slideview or conducted the Business inconsistent with its past practices;

        (iv) incurred any damage, destruction or any other loss.

        (v) suffered any loss relating to New Slideview's business

        (vii) incurred any material liability or obligation (absolute or contingent) or made any material expenditure other than in the ordinary course of business of New Slideview;

        (viii) experienced any material adverse change in New Slideview's business; purchased, disposed of, or contracted to purchase or dispose of, or granted or received an option or any other right to purchase or sell, any of New Slideview's assets, including Merger Sub Assets

        (xiii) settled any pending litigation.

3.4 Survival of Representations and Warranties. The representations and warranties set forth in Sections 3.1 and 3.2 hereof shall survive until the close of business three years after the Closing Date.


                                ARTICLE IV

                                COVENANTS

4.1   Covenants of the Company

(a) Notification. The Company shall give prompt notice to New Slideview of:

        (i) any notice or other communication relating to a default hereunder or would prevent the consummation of the transactions contemplated hereby;
        (ii) any event which, with notice or lapse of time or both, would cause any representation or warranty of the Company under this Agreement to be inaccurate or misleading in any respect; and

        (iii) any material adverse change in the business, assets or conditions (financial or otherwise) of the Company.


(b) Conduct of Business; Certain Covenants. Prior to, through the Closing Date, the Company shall conduct and operate the Business and will not, without prior written consent of the Surviving Entity, which consent shall not be unreasonably withheld, take any action other than in accordance with the ordinary and usual course of business. Prior to and through the Closing Date, without the prior written consent of New Slideview, which consent shall not be unreasonably withheld, the Company shall not:

        (i)  amend its constitutional documents or By-Laws;

        (ii) issue or otherwise grant or enter into any agreement relating to the issuance or grant of any interests or rights calling for or permitting the issuance, transfer, sale or delivery of any rights to the Merger Sub Assets or the Business;

        (iii) issue, transfer, sell or deliver any interest in any of the equity securities of the Company;

        (iv) incur any indebtedness for borrowed money, except in the ordinary course of business or pursuant to existing agreements which the Company has previously disclosed or made available to New Slideview;

        (v) permit the occurrence or continuance of any material default under any agreement to which a Company is a party;


        (vi) alter, amend or otherwise modify any material term or provision of any contract or agreement that is a Merger Sub Asset;

        (vii) sell, enter into any contract to sell or grant any option to purchase, any of the Merger Sub Assets;

        (viii) create, assume or permit to exist any lien, pledge, security interest, encumbrance, mortgage or contract right of any kind whatsoever on any of the Merger Sub Assets;

        (ix) initiate any legal proceedings involving the Company, the Business or the Merger Sub Assets, including suits and administrative proceedings in the United States or any foreign country;

        (x) take any action that would cause any representation, warranty or covenant contained herein to be inaccurate, untrue, incomplete, misleading or violated.

(c) Proposals; Other Offers. Commencing on the date of execution of this Agreement through to 18 months after the Closing Date, the Company shall, not directly or indirectly (whether through an employee, a representative, an agent or otherwise), solicit or encourage any inquiries or proposals, engage in negotiations for or consent to or enter into any agreement providing for the acquisition of the capital stock, the Business or the Merger Sub Assets.

(d) Best Efforts and Cooperation; Further Assurances. Prior to the Closing Date, with the cooperation of New Slideview where appropriate, the Company shall:

        (i) promptly comply with all filing requirements which domestic or foreign, federal, state or local law may impose on the Company with respect to the transactions contemplated by this Agreement;

        (ii) use all reasonable efforts to take all actions necessary to be taken, make any filing and obtain any consent, authorization or approval of or exemption by any governmental authority, regulatory agency, licensing authority or any other third party which is required (or reasonably requested by New Slideview) to be filed or obtained by the Company in connection with the transactions contemplated by this Agreement; and

(e) Access to Additional Agreements and Information. Prior to the Closing Date, the Company shall make available to New Slideview any and all, licenses, permits, agreements, contracts, documents, certificates and other instruments material to the Business or any of the Merger Sub Assets.

(f) Confidential Information. New Slideview, including but not limited to its officers, directors and counsel, and the Company, including but not limited to its officers, directors and counsel, have entered into a Confidentiality Agreement dated September 29, 2005 which shall be incorporated into this Agreement.

Litigation against HMCS, Jeffrey Co and Lanman Hong.

Utilizing "best efforts", Company shall:

        (i) finalize and file a lawsuit in Nevada federal court against HMCS, Jeffrey Co and Lanman Hong;

        (ii) serve HMCS, Jeffrey Co and Lanman Hong with such lawsuit, and

        (iii) obtain a definitive settlement of the lawsuit subject to the mutual approval of Company and New Slideview. A copy of such lawsuit with evidence of filing is attached as Exhibit XXII.

(g) New Slideview's Right to Investigate. Company shall afford to the officers and authorized representatives and agents of New Slideview, during regular business hours and upon reasonable prior notice, free and full access to any office, property, inventory, accounts, books and records of the Company such as to afford New Slideview the full opportunity to make such investigations as it shall desire or deem appropriate with respect to
(i) the affairs of the business of the Company and nothing contained in this subsection shall be construed as imposing an obligation on the part of the Company to compile or produce records in a form other than currently in existence.

The Company will take all necessary steps to appropriately update all public patent records to reflect the prior transfer of the Slideview patents to the Company and the subsequent transfer of these patents from the Company under this Agreement.


4.2   Covenants of New Slideview.

(a) Notification. New Slideview shall give prompt notice to the Company of:

        (i) any notice or other communication relating to a default hereunder or would prevent the consummation of the transactions contemplated hereby;

        (ii) any event which, with notice or lapse of time or both, would cause any representation or warranty of New Slideview under this Agreement to be inaccurate or misleading in any respect; and

        (iii) any material adverse change in the business, assets or conditions (financial or otherwise) of the New Slideview.

(b) Best Efforts and Cooperation; Further Assurances. Prior to the Closing Date, with the cooperation of the Company, where appropriate, New
Slideview shall:

        (i) promptly comply with all filing requirements which federal, state or local law may impose on New Slideview with respect to the transactions contemplated by this Agreement; and

       (ii) use its diligent efforts to take all actions necessary to be taken, make any filing and obtain any consent, authorization or approval of or exemption by any governmental authority, regulatory agency or any other third party which is required to be filed or obtained by New Slideview in connection with the transactions contemplated by this Agreement.

(c) Access to Additional Agreements and Information. Prior to the Closing Date, New Slideview shall make available to the Company any and all, licenses, permits, agreements, contracts, documents, certificates and other instruments material to the Business or any of the Merger Sub Assets.

(d) Conduct of Business; Certain Covenants. Prior to and through the Closing Date, New Slideview shall conduct and operate the Business and will not, without prior written consent of the Company, which consent shall not be unreasonably withheld, take any action other than in accordance with the ordinary and usual course of business. New Slideview will use commercially reasonable efforts to preserve intact its business, and operations, its organization and relationships with any employees, independent contractors, agents, suppliers, customers, regulators, licensing authorities and others having business dealings with it. Prior to and through the Closing Date, without the prior written consent of the Company, which consent shall not be unreasonably withheld, New Slideview shall not:

        (i) amend its constitutional documents or By-Laws;

        (ii) issue, transfer, sell or deliver any interest in any of the equity securities of the Company;

        (iii) incur any indebtedness for borrowed money, except in the ordinary course of business or pursuant to existing agreements which New Slideview has previously disclosed or made available to the Company;

        (v) permit the occurrence or continuance of any material default under any agreement to which New Slideview is a party;

        (vi) initiate any legal proceedings involving New Slideview or its business, including suits and administrative proceedings in the United States or any foreign country;

        (vii) take any action that would cause any representation, warranty or covenant contained herein to be inaccurate, untrue, incomplete, misleading or violated.

(e) Company's Right to Investigate.

(1) New Slideview shall afford to the officers and authorized representatives and agents of the Company and Stockholders, during regular business hours and upon reasonable prior notice, free and full access to any office, property, inventory, accounts, books and records of New Slideview such as to afford the Company and Stockholder the full opportunity to make such investigations as it shall desire or deem appropriate with respect to (i) the affairs of the business of New Slideview. Nothing contained in this subsection shall be construed as imposing an obligation on the part of New Slideview to compile or produce records in a form other than currently in existence.

(2) Effectiveness of Representations Notwithstanding Investigation. Notwithstanding any party's undertaking or conduct of any investigation pursuant hereto, or any party's failure to so investigate, the representations, warranties and agreements of each of the parties hereto shall be operative and effective and shall survive the Closing Date to the extent previously set forth in Section 3.3. In the event that a party hereto becomes aware or knows prior to the Closing that a representation or warranty made herein by another party hereto is untrue, such party shall express such knowledge by written notice thereof to the party rendering such representation or warranty on or prior to the Closing Date.

Appointment of AP Henderson Representatives to the Slideview Corporation Board. The stock holders of AP Henderson may name two directors to the Board of New Slideview, who shall serve for a term of one year. The stockholders of AP Henderson shall have ultimate authority to appoint such directors; however New Slideview's management shall be provided with reasonable notice of appointment and an opportunity for review and submission of opinion concerning such appointments.


(f) Capital Raise; Building Prototype, Best Efforts at Commercialization; Registration Timing. New Slideview commits to use best efforts to target and engage in an initial private placement raise of at least $1 million for the Surviving Entity, in equity financing. New Slideview management commits to use the initial proceeds of such raise to first fund a working prototype for the Surviving Entity's patents. New Slideview Management then commits to use further proceeds to commence an appropriate registration statement with the SEC as provided in Section 4 (2) (h) herein. If such registration is required. New Slideview management further commits to then utilize remaining proceeds to begin best efforts to commercialize and distribute the product to be produced from the Surviving Entity's patents. New Slideview Management further commits to raise any additional necessary funds to commercialize the said patents and to expediently and diligently carry out its business and commercialization plan, which may also include raising additional capital of $3 to $5 million dollars for the Surviving Entity.

(g) Registration Rights for AP Henderson Shareholders and Additional Shares for Slideview Management. Upon closing of the Initial Funding and after a prototype has been funded, the Surviving Entity will use best efforts to expeditiously and diligently undertake a registration, unless the said securities are deemed exempt from registration, of the (a) the Surviving Entity voting common stock to be issued to AP Henderson shareholders (b) the voting common stock underlying the warrants to be issued to AP Henderson shareholders, and (c) the warrants to be issued to AP Henderson shareholders with the SEC. It is contemplated that such registration statement shall be on Form SB-2 of the SEC's registration statement forms. Surviving Entity may include an additional amount of voting common stock, voting common stock underlying warrants, and warrants in such registration statement as follows:

        (i) 2 million shares of voting common stock plus 1.5 million warrants (500,000 shares exercisable at $0.25, 500,000 shares exercisable at $0.75: and 500,000 shares exercisable at $1.00) to Ray Robin. Mr. Robin will also receive 500,000 shares of voting common stock after 6 months of service and additional 500,000 shares of voting common stock after 12 months of service, and such shares shall be registered.

        (ii) 500,000 shares of voting common stock plus 1.5 million warrants (500,000 shares exercisable at $0.25, 500,000 shares exercisable at $0.75 and 500,000 shares exercisable at $1.00) to Don Sprague. Mr. Sprague will also receive 500,000 additional shares of voting common stock after 6 months of service, and such shares shall be registered.

        (iii) 2 million shares of voting common stock plus 1.5 million warrants (500,000 shares exercisable at $0.25; 500,000 shares exercisable at $0.75: and 500,000 shares exercisable at $1.00) to Christopher McDonald.
Mr. McDonald will also receive 500,000 shares of voting common stock after 6 months of service and additional 500,000 shares of voting common stock after 12 months of service and such shares shall be registered.

        (iv) New Slideview may also authorize and issue an amount equal to 5% of: the sum of number of shares of voting common stock issued to AP Henderson plus 10 million shares, to fund an employee benefit plan, to hire consultants, and/or to incentivize management. ("Management Allocation"). Such Management Allocation may be issued directly or through options to the management, employees, consultants, and/or Board of New Slideview in New Slideview's management's discretion in order to compensate for performance. Such voting common stock can be issued through the use of warrants.


        (v) Regarding such Management Allocation, up to two million shares of voting common stock may be awarded as compensation for work to be accomplished under appropriate vesting standards for performance in accordance with New Slideview Board approval. Stock compensation awards in excess of 2 million shares must be approved by each of the AP Henderson appointees to the New Slideview Board.

        (vi) New Slideview shall also include in such registration statement any stock to be issued to directors for the first 18 months of appointment.


The Surviving Entity will undertake registration at its own expense and will take all necessary steps to the extent requisite to permit the public offering and sale of the Payment Stock through the facilities of all appropriate securities exchanges and the over-the-counter market, depositary trust corporations and transfer agents, and will use its best efforts through its officers, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable.

        (i) Management of the Surviving Entity

        (i) The initial management team of the Surviving Entity shall be:

Raymond L. Robin, CEO ("Robin")

Donald Sprague, Consultant (as Liaison officer from) AP Henderson ("Sprague") Christopher McDonald, President and Director of Marketing and Sales ("McDonald") (collectively, the "Initial Management Team").

        (ii) The initial monthly salaries of the Initial Management Team, presuming full time commitment, shall be monthly upon the closing of the Merger Agreement as follows:


         Salaries:       Monthly

         Robin           $10,000
         Sprague         $ 5,000
         Mac Donald      $10,000

         Total           $25,000

Each of these salaries will accrue each month until New Slideview has obtained a capital raise of equity funds with a target of $1 million, upon raising sufficient funds for prototype, registration and sufficient operating capital the salaries shall be paid in the following manner. 50% cash and 50% in restricted voting common stock, upon raise of $750,000, 75% cash and 25% in voting common stock; and upon raise of over $1 million, entirely in cash. The accrued earnings will be paid in cash and restricted stock in accordance with the ratio schedule given above, based upon a stock price of no less that $0.250 per share and no more than $1.00 per share, as validly determined by the Board of Directors of the Company in conjunction with their accountants.

        (iii) The initial terms of the members of the Initial Management Team shall be as follows:

(a) Ray Robin: Two Years from date of Closing;
(b) Donald Sprague: One Year from date of Closing;
(c) Christopher McDonald: Two Years from date of Closing;

The members of the Initial Management Team shall not be subject to removal for any reason whatsoever except upon conviction of a felony in a court of competent jurisdiction within the United States of America and its territories.

        (iv) Directors

(a) The stock holders of AP Henderson may name two directors to the Board of the Surviving Entity, with one such person to be the liaison officer appointed by AP Henderson, Don Sprague. Upon retirement or dismissal of either Director, stockholders of AP Henderson shall have ultimate authority to appoint such directors, and however the Surviving Entity's management shall be provided with reasonable notice of appointment and an opportunity for review and submission of opinion concerning such appointments, provided, however, that Sprague's term shall be for two years, to provide continuity of management.

(b) Officers and the liaison officer (Sprague) who are also serving as Directors shall each be paid $3,000.00 per month in cash for each month of service as a Director and $3,000 per month in restricted voting common shares for each month of service as a Director, separate and apart from any compensation received as an Officer. The cash portion will be treated as an accrual until equity funding is completed, except that the Board may vote to compensate Board Members who are active in the Surviving Entity's operations immediately in cash (given adequate funding as contemplated in management salary discussion above). The stock issuance to the Board members shall be based upon a stock price of no less that $0.250 per share and no more than $1.00 per share.

(c) Directors who are not contemporaneously serving as Officers shall each be paid $1,500.00 per month in cash for each month of service as a Director and $1,500 per month in restricted voting common shares for each month of service as a Director. Each of these salaries will accrue each month until the Surviving Entity has obtained a capital raise of equity funds with a target of $1 million, upon raising sufficient funds for prototype, registration and sufficient operating capital the salaries shall be paid in the following manner. 50% cash and 50% in restricted voting common stock, upon raise of $750,000, 75% cash and 25% in voting common stock; and upon raise of over $1 million, entirely in cash. The cash portion will be treated as an accrual until equity funding is completed. The stock issuance to this group of Directors who are not contemporaneously serving as Officers shall be based upon a stock price of no less that $0.50 per share and no more than $1.00 per share.

(d) Adequate reserve for expenses. New Slideview commits to provide an adequate reserve from capital raised for the payment of accounting, legal and consulting expenses in connection with the SB-2 filing and other necessary legal, accounting and consulting expenses. New Slideview also commits to build the prototype and comply with ongoing trademark registration requirements. The commitments herein shall extend to and be commitments of the Surviving Entity.


4.3 Covenants of Each of the Company and New Slideview.

(a) Governmental Filings and Consents. The Company and New Slideview shall cooperate with one another in filing any necessary applications, reports or other documents with any domestic or foreign, federal, state or local agencies, authorities or bodies having jurisdiction with respect to the Business or the transactions contemplated by this Agreement and in seeking any necessary approval, consultation or prompt favorable action of, with or by any of such agencies, authorities or bodies.

(b) Publicity. Any public announcement or press release relating to this transaction must be approved by the Company and the New Slideview, in writing before being made or released. Either Company or New Slideview shall have the right to issue a press release without the Company's written approval if in the opinion of either Company or New Slideview's counsel such a release is necessary to comply with applicable securities laws.


(c) Legal Fees. Each of the Company and the New Slideview agree that 600,000 shares of AP Henderson voting Common Stock, restricted pursuant to Rule 144 of the Securities and Exchange Commission, may be issued to a consultant of AP Henderson's choosing prior to closing for legal services, bonus or other reasons at AP Henderson's discretion.


                               ARTICLE V

                              CONDITIONS

5.1 Conditions to Obligations of New Slideview. The obligation of the New Slideview to consummate the transactions contemplated by this Agreement is subject to the fulfillment of each of the following conditions by the Company, which may be waived in whole or in part by the New Slideview to the extent permitted by applicable law:

(a) No Material Adverse Change. Since August 15, 2005, no material adverse change in the Business or the Merger Sub Assets, or the operations, earnings, or condition (financial or otherwise) of the Company, and no event which would materially and adversely affect the Business or the Merger Sub Assets.

(b) Accuracy of Representations and Warranties; Performance of Covenants. Each of the representations and warranties of the Company set forth in this Agreement was materially true, correct and complete in all respects when made and shall also be materially true, correct and complete in all respects at and as of the Closing Date, with the same force and effect as if made at and as of the Closing Date. The Company shall have performed and complied in all respects with all agreements and covenants required by this Agreement to be performed by the Company at or prior to the Closing Date.

(c) Copies of Resolutions. At the Closing, New Slideview shall have furnished Company with certified copies of resolutions duly adopted by the board of directors of the New Slideview, authorizing the execution, delivery and performance of the terms of this Agreement and all other necessary or proper corporate action to enable New Slideview to comply with the terms of this Agreement.

(d) Delivery of Certificates. The Company shall have delivered to the New Slideview certificates, dated the Closing Date, and signed by an executive officer of Company and by the Stockholders, respectively, representing and affirming that the representations and warranties made by each of them were and are true, correct and complete as required by Subsection 5.1(c) above and the conditions set forth in this Section 5.1 have been satisfied. The Company shall also have delivered a certificate signed by the Secretary of the Company with respect to the authority and incumbency of the officers of the Company in executing this Agreement and any documents required to be executed in connection herewith on behalf of the Company.

(e) Consents and Waivers. At the Closing, any and all necessary consents, authorizations, orders or approvals described in Subsection 3.1(k) above shall have been obtained, except as the same shall have been waived by New Slideview.

(f) Litigation. On the Closing Date, there shall be no effective injunction, writ or preliminary restraining order or any order of any kind whatsoever with respect to the Company issued by a court or governmental agency (or other governmental or regulatory authority) of competent jurisdiction restraining or prohibiting the consummation of the transactions contemplated hereby or making consummation thereof unduly burdensome to the Company. On the Closing Date and immediately prior to consummation of the transactions contemplated by this Agreement, no proceeding or lawsuit shall have been commenced, be pending or have been threatened by any governmental or regulatory agency or authority or any other person with respect to the transactions contemplated by this Agreement;.

(g) Delivery of Documents and Other Information. Prior to the Closing Date, Company shall have made available or delivered to New Slideview all of the agreements, contracts, documents and other instruments required to be delivered pursuant to the provisions of this Agreement.


5.2 Conditions to Obligations of the Company and Stockholders. The obligations of the Company to consummate the transactions contemplated by this Agreement are subject to the fulfillment of each of the following conditions by New Slideview, which may be waived in whole or in part to the extent permitted by law:

(a) Copies of Resolutions. At the Closing, the New Slideview shall have furnished the Company with certified copies of resolutions duly adopted by the board of directors of the New Slideview, authorizing the execution, delivery and performance of the terms of this Agreement and all other necessary or proper corporate action to enable the New Slideview to comply with the terms of this Agreement.

(b) Accuracy of Representations and Warranties; Performance of Covenants. Each of the representations and warranties of the New Slideview was true, correct and complete in all respects when made and shall also be true, correct and complete in all respects at and as of the Closing Date, with the same force and effect as if made at and as of the Closing Date. The New Slideview shall have performed and complied with in all respects all agreements and covenants required by this Agreement to be performed by the New Slideview at or prior to the Closing Date.

(c) Delivery of Officers' Certificates. The New Slideview shall have delivered to the Company certificates, dated the Closing Date and signed by an executive officer of the New Slideview, affirming that: (i) the representations and warranties of the New Slideview as set forth in Section
3.2 of this Agreement were and are true, correct and complete as required by Subsection 5.2(c) above; and (ii) the conditions set forth in this Section have been satisfied. The New Slideview shall also have delivered a certificate signed by the Secretary of the New Slideview with respect to the authority and incumbency of the officers of the New Slideview executing this Agreement and any documents required to be executed or delivered in connection therewith.

(d) Consents and Waivers. On or prior to the Closing Date, any and all necessary consents, authorizations, orders or approvals described in Subsection 3.2(c) shall have been obtained.

(e) Litigation. On the Closing Date, there shall be no effective injunction, writ or preliminary restraining order or any order of any kind whatsoever with respect to the New Slideview issued by a court or governmental agency. On the Closing Date, no proceeding or lawsuit shall have been commenced, threatened or be pending or by any governmental or regulatory agency or authority or any other person with respect to the transactions contemplated by this Agreement.

(f) Delivery of Documents and Other Information. Prior to the Closing Date, the New Slideview shall have made available or delivered to the Company all of the agreements, contracts, documents and other instruments required to be delivered pursuant to the provisions of this Agreement.

                                ARTICLE VI

                        INDEMNIFICATION AND CLAIMS


6.1 Indemnification by the Company Regarding Actions Prior to the Closing of the Merger Agreement Related to the HMCS and JingBao Rescissions.

AP Henderson will provide indemnification to New Slideview management and its Board members solely in the manner set forth below for any unforeseen legal or financial issues that may arise from actions taken by AP Henderson's management prior to the closing of the Merger Agreement with New Slideview for any expenses, claims or damages not disclosed in the Merger Agreement.

AP Henderson will cooperate with New Slideview to obtain an indemnification insurance policy, and contribute not more than $10,000 if New Slideview chooses to obtain such coverage. AP Henderson will also cooperate in the defense of New Slideview in the event of any third party lawsuit or claim. In the event of any such third party lawsuit, each party will bear its own expenses, but may agree to share expenses if feasible.

Notwithstanding the foregoing provisions of Section 6.1 (a), hereof, the Company hereby agrees to indemnify and hold harmless the New Slideview against and in respect of all damages, claims, losses and expenses (including without limitation, attorneys' fees and disbursements) reasonably incurred by the each other with respect thereto (all such amounts may hereinafter be referred to as "Indemnification Damages") arising out of:

        (i) any misrepresentation or breach of any warranty made by the New Slideview pursuant to the provisions of this Agreement or in any statement, certificate or other document furnished by the Company pursuant to this Agreement; and

        (ii) the nonperformance or breach of any covenant, agreement or obligation of the Company which has not been waived by the New Slideview.

(c) All Indemnifications and hold harmless provisions made by the Company herein shall inure to the benefit of the Surviving Entity.



                             ARTICLE VII

      TERMINATION AND REMEDIES FOR BREACH OF THIS AGREEMENT

7.1 Termination by Mutual Agreement. This Agreement may be terminated at any time by mutual consent of the parties hereto, provided that such consent to terminate is manifested in writing and is signed by each of the parties hereto.

7.2 Termination for Failure to Close. This Agreement shall automatically terminate if the Closing shall not have occurred by December 1, 2005.

7.3 Termination by Operation of Law. This Agreement may be terminated by any party hereto if there shall be any statute, rule or regulation that renders consummation of the transactions contemplated hereby illegal or otherwise prohibited, or a court of competent jurisdiction or any government (or governmental authority) shall have issued an order, decree or ruling, or has taken any other action restraining, enjoining or otherwise prohibiting the consummation of such transactions and such order, decree, ruling or other action shall have become final and nonappealable.

7.4 Termination for Failure to Perform Covenants or Conditions. This Agreement may be terminated:

(a) by New Slideview if:

        (i) any of the representations and warranties made in this Agreement by the Company shall not be materially true and correct, when made or at any time prior to consummation of the transactions contemplated hereby as if made at and as of such time;

        (ii) any of the conditions set forth in Section 5.1 hereof have not been fulfilled by the Closing Date;

        (iii) the Company shall have failed to observe or perform any of their material respective obligations under this Agreement; or

        (iv) as otherwise set forth herein; or

(b) by the Company if:

        (i) any of the representations and warranties of New Slideview shall not be materially true and correct when made or at any time prior to consummation of the transactions contemplated hereby as if made at and as of such time;

        (ii) any of the conditions set forth in Section 5.2 hereof have not been fulfilled by the Closing Date;

        (iii) New Slideview shall have failed to observe or perform any of their material respective obligations under this Agreement; or

        (iv) as otherwise set forth herein.


7.5 Effect of Termination or Default; Remedies. In the event of termination of this Agreement as set forth above, this Agreement shall forthwith become void and there shall be no liability on the part of any party hereto, provided that, such party is a Non-Defaulting Party (as defined below). The foregoing shall not relieve any party from liability for damages actually incurred as a result of such party's breach of any term or provision of this Agreement.

7.6 Remedies; Specific Performance. In the event that any party shall fail or refuse to consummate the transactions contemplated by this Agreement or if any default under or breach of any representation, warranty, covenant or condition of this Agreement on the part of any party (the "Defaulting Party") shall have occurred that results in the failure to consummate the transactions contemplated hereby, then in addition to the other remedies provided herein, the non -defaulting party (the "Non-Defaulting Party") shall be entitled to seek and obtain money damages from the Defaulting
Party, or may seek to obtain an order of specific performance thereof or injunctive relief against the Defaulting Party from a court of competent jurisdiction. In addition, the Non-Defaulting Party shall be entitled to obtain from the Defaulting Party court costs and reasonable attorneys' fees incurred in connection with or in pursuit of enforcing the rights and remedies provided hereunder.


                               ARTICLE VIII

                               MISCELLANEOUS

8.1 Fees and Expenses. Except as otherwise provided in this Agreement, each party hereto will bear its own legal, accounting, and other fees and expenses incident to the transactions contemplated herein.

8.2 Modification, Amendments and Waiver. The parties hereto may amend, modify or otherwise waive any provision of this Agreement by mutual consent, provided that such consent and any amendment, modification or waiver is in writing and is signed by each of the parties hereto.

8.3 Assignment. Neither the Company nor New Slideview shall have the authority to assign its respective rights or obligations under this Agreement without the prior written consent of the other parties hereto, which consent shall not be unreasonably withheld.

8.4 Burden and Benefit. This Agreement shall be binding upon and, to the extent permitted in this Agreement, shall inure to the benefit of the parties and their respective successors and permitted assigns.

8.5 Brokers. The Company and New Slideview mutually represent and warrant to New Slideview that there are no brokers or finders entitled to any brokerage or finder's fee or other commission or fee based upon arrangements made by or on behalf of the Company or any other person in connection with this Agreement or any of the transactions contemplated hereby.

8.6 Entire Agreement. This Agreement and the Exhibits and lists referred to herein contain the entire agreement among the parties hereto with respect to the transactions contemplated hereby and supersede all prior agreements with respect thereto, whether written or oral including but not limited to the Letter of Intent.

8.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the state of Nevada, without regard, however, to such jurisdiction's principles of conflicts of laws.

8.8 Notices. Any notice, request, instruction or other document to be given hereunder by any party hereto shall be in writing and delivered personally, by facsimile transmission or telex, or sent by registered or certified mail (return receipt requested), postage prepaid, addressed as follows:


If to the Company:           AP Henderson Group c/o Donald Sprague
                             500 Mandarin Parkway
                             Cedar Park, Texas 78613
                             Facsimile: 512-260-6296


If to the New Slideview:
                             Ray Robin, CEO
                             Slideview Corporation
                             1280 Bison Avenue, Suite B9-300
                             Newport Beach, California 92660
                             Facsimile: 949-640-7375
or to such other persons or addresses as may be designated in writing by the party to receive such notice. If mailed as aforesaid, the day of mailing or transmission shall be the date any such notice shall be deemed to have been delivered.

8.9 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be an original, but all of which shall constitute but one agreement.

8.10 Conflicts. Conflicting Agreements. In the event of conflict between this Agreement and any agreement executed in connection herewith including the Letter of Intent, the provisions of this Agreement shall prevail.



(REMAINDER OF THIS PAGE IS LEFT INTENTIONALLY BLANK.)

8.11 Severability of Provisions. The provisions of this Agreement shall be considered severable in the event that any of such provisions are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable. Such invalid, void or otherwise unenforceable provisions shall be automatically replaced by other provisions which are valid and enforceable and which are as similar as possible in term and intent to those provisions deemed to be invalid, void or otherwise unenforceable. Notwithstanding the foregoing, the remaining provisions hereof shall remain enforceable to the fullest extent permitted by law.

8.12 Headings. The headings set forth in the articles and sections of this Agreement and in the Exhibits and the schedules to this Agreement are inserted for convenience of reference only and shall not be deemed to constitute a part hereof.

8.13 Survival. The provisions of Sections 3.3, 4.1, 4.2, 4.3 and all of Articles VI, VII and VIII shall survive termination of this Agreement.




       IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered on the date and year first above written.




/s/AP HENDERSON GROUP                              /s/SLIDEVIEW CORPORATION
________________                                  ___________________________
By: Donald Sprague                                By: Ray Robin
    Vice President                                CEO and President


__________________
SLIDEVIEW CORP.
By: Donald Sprague, Vice President of AP Henderson Group

                              EXHIBIT 99.1

              UNANIMOUS CONSENT OF THE BOARD OF DIRECTORS

                         OF AP HENDERSON GROUP


December 5, 2005



By unanimous consent of all Board members of AP Henderson Group, after due review and consideration of issues the best interests of all AP Henderson Shareholders, it is hereby:

         RESOLVED, that the Plan of Reorganization and Merger executed by the Company's officers with Slideview Corporation of Nevada on November 17, 2005 is hereby ratified and approved.



APPROVED:


----------------------------------        -----------------------------------
Richard Henry                             Donald Sprague



----------------------------------
Han Ming


                                          -----------------------------------
                                          Wang Yan Quan


----------------------------------
Han Bao Cheng

                              EXHIBIT 99.2


                           AP HENDERSON GROUP

                        ACTION BY WRITTEN CONSENT

                 IN LIEU OF MEETING OF THE STOCKHOLDERS

The undersigned, being the stockholders of AP Hendersen Group, a Nevada corporation (the "Corporation"), in lieu of special meeting hereby take the following actions and adopt the following resolutions by written consent, pursuant to 78.320 of the Nevada Revised Statutes, to take effect as set forth herein, and hereby direct the Secretary of the Corporation (the "Secretary") to make this instrument a part of the records of the Corporation.


WHEREAS,

the undersigned stockholders, after reasonable and sufficient review, deem it in the best interests of the Corporation to enter into the Plan of Reorganization and Merger executed by the Company's officers with Slideview Corporation of Nevada on November 17, 2005,

       NOW THEREFORE, be it

RESOLVED that Plan of Reorganization and Merger executed by the Company's officers with Slideview Corporation of Nevada on November 17, 2005, is hereby approved and the Board of Directors and Officers of the Corporation are hereby authorized to take any necessary steps to consummate the transactions set forth therein.



       IN WITNESS WHEREOF, the undersigned have hereunto set their hands as of the date first indicated above.



Shares Owned:  15,329,000                            RICHARD HENRY

                                                     /s/_________________
Date:  December 5, 2005                              Richard Henry


Shares Owned:  1,515,500                             HAN MING


Date:  December 5, 2005                              /s/__________________
                                                     Han Ming

Shares Owned:  2,897,225                             DONALD SPRAGUE


Date:  December 5, 2005                              /s/__________________
                                                     Donald Sprague


Shares Owned:  3,364,438                             HAN BAO YUE


Date:  December 5, 2005                              /s/__________________
                                                     Han Bao Yue


Shares Owned:  1,197,606                             WANG YAN QUAN

Date:  December 5, 2005
                                                     /s/__________________
                                                     Wang Yan Quan


Shares Owned: 2,000,000                              HAN BAO CHEN

Date:  December 5, 2005                              /s/__________________
                                                     Han Bao Chen